Form 10-Q
period 2014-06-30
SunEdison Semiconductor Ltd
filed 2014-08-07
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 15-85854
 ______________________________________
SunEdison Semiconductor Limited
(Exact name of registrant as specified in its charter)

 ______________________________________

Singapore	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Lorong 3 Toa Payoh, Singapore	319579
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(65) 6681-9300
 ______________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s ordinary shares outstanding at August 1, 2014 was 41,506,175.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.
SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
In millions, except per share data
Net sales to non-affiliates	$214.6	$240.1	$420.4	$471.3
Net sales to affiliates	0.3	3.9	0.6	5.1
Cost of goods sold	194.5	212.6	392.3	422.5
Gross profit	20.4	31.4	28.7	53.9
Operating expenses (income):
Marketing and administration	19.6	26.1	41.4	48.4
Research and development	10.3	10.7	18.3	20.0
Restructuring reversals	(10.8)	(1.2)	(15.4)	(5.5)
Operating income (loss)	1.3	(4.2)	(15.6)	(9.0)
Non-operating expenses (income):
Interest expense	1.5	0.1	1.7	0.3
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Interest income, net - affiliates	—	(1.6)	(0.1)	(2.1)
Other, net	2.0	(0.3)	(3.3)	(4.1)
Total non-operating expenses (income)	3.4	(1.9)	(1.9)	(6.1)
Loss before income tax (benefit) expense	(2.1)	(2.3)	(13.7)	(2.9)
Income tax (benefit) expense	(16.3)	9.4	(12.7)	18.5
Income (loss) before equity in (loss) earnings of equity method investments	14.2	(11.7)	(1.0)	(21.4)
Equity in (loss) earnings of equity method investments, net of tax	(0.1)	—	(0.1)	—
Net income (loss)	14.1	(11.7)	(1.1)	(21.4)
Net loss (income) attributable to noncontrolling interests	0.2	(1.5)	0.8	(2.3)
Net income (loss) attributable to SunEdison Semiconductor Limited	$14.3	$(13.2)	$(0.3)	$(23.7)
Basic earnings (loss) per share (see Note 7)	$0.34	$(0.32)	$(0.01)	$(0.57)
Diluted earnings (loss) per share (see Note 7)	$0.34	$(0.32)	$(0.01)	$(0.57)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
In millions
Net income (loss)	$14.1	$(11.7)	$(1.1)	$(21.4)
Other comprehensive income (loss):
Net translation adjustment	9.3	(14.9)	18.6	(44.4)
Actuarial loss/gain and prior service cost/credit	(0.2)	—	(0.3)	—
Other comprehensive income (loss)	9.1	(14.9)	18.3	(44.4)
Total comprehensive income (loss)	23.2	(26.6)	17.2	(65.8)
Net loss (income) attributable to noncontrolling interests	0.2	(1.5)	0.8	(2.3)
Net translation adjustment attributable to noncontrolling interests	0.2	1.1	0.5	2.2
Comprehensive income (loss) attributable to SunEdison Semiconductor Limited	$23.6	$(27.0)	$18.5	$(65.9)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	As of June 30,	As of December 31,
	2014	2013
	(Unaudited)
In millions
Assets
Current assets:
Cash and cash equivalents	$115.4	$40.8
Accounts receivable, less allowance for doubtful accounts of $3.4 and $4.1, respectively	108.5	98.6
Accounts receivable, affiliate	22.4	14.1
Inventories	124.6	128.1
Deferred tax asset	8.4	8.5
Prepaid and other current assets	29.6	23.5
Total current assets	408.9	313.6
Property, plant, and equipment, net of accumulated depreciation of $847.2 and $811.0, respectively	695.4	724.9
Notes receivable, affiliate	—	18.7
Investments	140.6	—
Other assets	138.8	94.6
Total assets	$1,383.7	$1,151.8

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$2.1	$2.8
Accounts payable	109.9	105.1
Accounts payable, affiliate	12.5	106.8
Income taxes payable	15.1	14.4
Accrued liabilities	37.9	37.5
Accrued wages and salaries	25.9	35.3
Restructuring liabilities	27.8	47.6
Total current liabilities	231.2	349.5
Long-term debt, less current portion	205.8	7.6
Pension and post-employment liabilities	46.7	49.2
Restructuring liabilities	8.0	8.7
Other liabilities	26.3	25.6
Total liabilities	518.0	440.6

Shareholders' equity:
Ordinary shares, no par value, 41.5 and 0 shares issued and outstanding in 2014 and 2013, respectively	937.6	—
Net parent investment	—	777.2
Retained earnings	11.2	—
Accumulated other comprehensive loss	(84.3)	(110.2)
Total SunEdison Semiconductor Limited shareholders' equity	864.5	667.0
Noncontrolling interests	1.2	44.2
Total shareholders' equity	865.7	711.2
Total liabilities and shareholders' equity	$1,383.7	$1,151.8
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2014	2013
	(Unaudited)
In millions
Cash flows from operating activities:
Net loss	$(1.1)	$(21.4)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	58.1	58.3
Stock-based compensation	4.0	6.5
(Benefit) provision for deferred taxes	(31.3)	4.7
Other	(0.4)	(10.2)
Changes in assets and liabilities:
Accounts receivable	(8.1)	8.5
Inventories	2.8	(1.3)
Amounts due from affiliates	(20.3)	(18.1)
Amounts due to affiliates	(50.7)	40.0
Prepaid and other current assets	(5.7)	1.1
Accounts payable and accrued liabilities	7.4	(3.6)
Pension and post-employment liabilities	(2.3)	(2.4)
Restructuring liabilities	(22.4)	(35.8)
Other	(10.9)	(6.5)
Net cash (used in) provided by operating activities	(80.9)	19.8
Cash flows from investing activities:
Capital expenditures	(41.9)	(62.1)
Notes receivable from affiliates	3.0	(21.4)
Net cash used in investing activities	(38.9)	(83.5)
Cash flows from financing activities:
Principal payments on long-term debt	(10.6)	(1.4)
Proceeds from long-term debt borrowings	210.0	—
Deferred financing costs and original issuance discount	(11.9)	—
Net parent investment	(179.4)	21.3
Proceeds from issuance of ordinary shares	186.3	—
Net cash provided by financing activities	194.4	19.9
Effect of exchange rate changes on cash and cash equivalents	—	(4.2)
Net increase (decrease) in cash and cash equivalents	74.6	(48.0)
Cash and cash equivalents at beginning of period	40.8	103.2
Cash and cash equivalents at end of period	$115.4	$55.2
Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$1.4	$0.7
Income taxes paid, net	$16.1	$17.1
Supplemental schedule of non-cash investing and financing activities:
Accounts payable relieved for acquisition of fixed assets	$(5.8)	$(17.7)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statement of Equity

	Ordinary Shares	Net Parent Investment	Retained Earnings	Accumulated Other Comprehensive Loss	Total SunEdison Semiconductor Limited Equity	Noncontrolling Interests	Total Equity

In millions
Balance at December 31, 2013	$—	$777.2	$—	$(110.2)	$667.0	$44.2	$711.2
Net (loss) income	—	(11.5)	11.2	—	(0.3)	(0.8)	(1.1)
Formation transactions - recapitalization	937.0	(937.0)	—	—	—	(41.7)	(41.7)
Stock compensation expense	0.6	—	—	—	0.6	—	0.6
Other comprehensive income (loss)	—	—	—	18.8	18.8	(0.5)	18.3
Net transfers from SunEdison	—	171.3	—	7.1	178.4	—	178.4
Balance at June 30, 2014 (Unaudited)	$937.6	$—	$11.2	$(84.3)	$864.5	$1.2	$865.7
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. NATURE OF OPERATIONS

SunEdison Semiconductor Limited and subsidiaries (formerly the Semiconductor Materials Business of SunEdison, Inc.) (“SunEdison Semiconductor”, the "Company”, “we”, “us”, and “our”) is a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. Silicon wafers are used as the base substrate for nearly all semiconductor devices, which in turn provide the foundation for the entire electronics industry. Our business was established in 1959 and was known during most of our history as MEMC Electronic Materials, Inc. ("MEMC"). We have developed a broad product portfolio, an extensive global footprint, process technology expertise, and supply chain flexibility, while increasing our capital efficiency, and maintaining a lean operating culture.
The Company historically consisted of the combined operations of certain entities formerly wholly-owned by SunEdison, Inc. (“SunEdison” or “Parent” and formerly known as MEMC), as discussed in the basis of presentation below. Following the completion of a series of transactions undertaken to transfer ownership of its semiconductor materials business (the "Formation Transactions"), SunEdison sold a minority interest in SunEdison Semiconductor through an initial public offering (the “Offering”) of our ordinary shares which closed on May 28, 2014 and resulted in the creation of SunEdison Semiconductor Limited (prior to the Offering, SunEdison Semiconductor Pte. Ltd.), an independent company.

Basis of Presentation
We operated as a business segment of SunEdison prior to the Offering. The combined financial statements for interim and annual periods prior to the Offering were derived from the consolidated financial statements and accounting records of SunEdison and included allocations for direct costs and indirect costs attributable to the operations of the semiconductor materials business of SunEdison. Our condensed consolidated financial statements for the three month period ended June 30, 2014 were prepared following the Formation Transactions and the Offering.
The accompanying unaudited combined financial statements of SunEdison Semiconductor for the six month periods ended June 30, 2014 and 2013 and the three month period ended June 30, 2013, as well as the unaudited condensed consolidated financial statements for the three month period ended June 30, 2014, have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. We have presented our unaudited financial statements in accordance with the rules and regulations of the United States ("US") Securities and Exchange Commission ("SEC") applicable to interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. These unaudited financial statements should be read in conjunction with our Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014 ("Prospectus"), which contains SunEdison Semiconductor's audited combined financial statements and notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011, as well as our unaudited interim combined financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013. All intracompany balances and transactions have been eliminated in consolidating our unaudited combined and unaudited condensed consolidated financial statements.
Refer to the audited financial statements and the notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011 included in the Prospectus for further information on the Company's significant accounting policies. There have been no significant changes to our accounting policies since December 31, 2013.
SunEdison maintains a number of stock-based compensation and benefit programs at the corporate level. Our employees participate in those programs and as such, our unaudited combined financial statements included allocated expenses associated with those programs. Our unaudited condensed consolidated balance sheet as of June 30, 2014, and the combined balance sheet as of December 31, 2013 do not include any Parent outstanding equity related to the stock-based compensation programs. Both our unaudited condensed consolidated balance sheet as of June 30, 2014 and our audited combined balance sheet as of December 31, 2013 include net pension and postretirement benefit plan obligations in the US and certain foreign locations that are our direct obligation because substantially all of the Parent's legacy pension and other post-employment benefit plans related solely to us. See Notes 6 and 14 for further description of the stock-based compensation and benefit programs.
We generate a portion of our net sales from sales to SunEdison subsidiaries. These sales are reflected in a separate line item in our condensed consolidated statements of operations, net sales to affiliates. Normal operating activities with affiliates are reflected as amounts due from affiliates and amounts due to affiliates within operating activities in the condensed consolidated statements of cash flows. Prior to the Offering, our financial statements reflected cash transferred to and from SunEdison as notes receivable, affiliate and long-term debt, affiliate on the condensed consolidated balance sheet, and notes receivable from affiliates and borrowings from affiliates in the condensed consolidated statements of cash flows. The combined balance sheet as of December 31, 2013 does not separately present certain of the Parent's assets or liabilities where management deemed it inappropriate due to the underlying nature of those assets and liabilities. All changes in the net parent investment account in the combined balance sheets have been considered cash receipts and payments, except for the exchange of ordinary shares in connection with the Formation Transactions, for purposes of the combined statements of cash flows and are reflected in financing activities. See Note 13 for a further description of related party transactions.
Earnings per share data have been retroactively applied for the three and six month periods ended June 30, 2013 because we did not operate as a separate legal entity with our own capital structure prior to the Offering.
Our historical combined financial statements include general corporate expenses of SunEdison that were allocated to us for certain functions, including communications, corporate administration, finance, accounting, treasury, legal, information technology, human resources, compliance, employee benefits and incentives, operations, research and development, and stock compensation. These expenses were allocated on the basis of direct usage, where identifiable, with the remainder primarily allocated on the basis of revenue or other related sales metrics, headcount, or number of our manufacturing plants. We consider the expense allocation methodology and results to be reasonable for all periods presented. However, these allocations may not necessarily be indicative of the actual expenses we would have incurred as an independent publicly traded company during the periods prior to this Offering or of the costs we will incur in the future.

Use of Estimates
We use estimates and assumptions in preparing our condensed consolidated financial statements that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, leases, inventory valuation, accrued liabilities including restructuring, warranties, and employee benefits, derivatives, stock-based compensation, and income taxes and asset recoverability, including allowances, among others. These estimates and assumptions are based on current facts, historical experience, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue, costs, and other expenses that are not readily apparent from other sources. Our future results of operations would be affected to the extent there are material differences between the estimates and actual results.

Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation adopted in the current period.

Accounting Standards Updates
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

2. EQUITY FINANCING TRANSACTIONS

Initial Public Offering (the "Offering")
We closed on an initial public offering of 7,200,000 ordinary shares, representing equity interests in the Company, at a price to the public of $13.00 per ordinary share on May 28, 2014. The Company received net proceeds of $85.9 million from the sale of the ordinary shares, after deducting underwriting discounts, commissions, structuring fees, and offering expenses of approximately $7.7 million. Following the Offering, the underwriters exercised their over-allotment option to purchase an additional 1,080,000 ordinary shares at a price of $13.00 per ordinary share, providing additional net proceeds of $13.1 million, after deducting $0.9 million of underwriting discounts, commissions, and structuring fees.

Samsung Private Placements
Samsung Fine Chemicals Co., Ltd. ("Samsung Fine Chemicals") and Samsung Electronics Co., Ltd. ("Samsung Electronics") (together, the "Samsung Purchasers") purchased $93.6 million and $31.5 million, respectively, of our ordinary shares in separate private placements at a price per share equal to the public offering price of $13.00 per ordinary share. Samsung Fine Chemicals is a joint venture partner of ours and a subsidiary of SunEdison in SMP Ltd. ("SMP"). Samsung Electronics is one of our customers and was our joint venture partner in MEMC Korea Company ("MKC"). Samsung Fine Chemicals made an aggregate cash investment in us of $93.6 million and, in a non-cash transaction, Samsung Electronics transferred to us its remaining 20% interest in MKC as consideration for the issuance of the ordinary shares. We realized net proceeds from the Samsung Fine Chemicals investment in us of $87.3 million after deducting underwriting discounts, commissions, structuring fees, and offering expenses of approximately $6.3 million. These share purchases closed concurrently with the Offering. As a result of obtaining the 20% interest in MKC, we have redeemed the noncontrolling interest in this entity because MKC is now a wholly-owned subsidiary of the Company. There was no gain or loss recognized in connection with these transactions.
The Company used the net proceeds from the Offering and the Samsung Private Placements, along with the proceeds of the $210.0 million term loan discussed in Note 5, to repay in full the intercompany notes payable of $215.2 million to a subsidiary of SunEdison that resulted from the Formation Transactions, and to repay existing bank indebtedness owed by the Company's Japanese subsidiary. The remainder of the proceeds from the term loan and the equity transactions outlined above was retained as cash on our balance sheet.
As of June 30, 2014, the Company's equity ownership consisted of the following:

Shareholder	Ordinary Shares	% Ownership
SunEdison, Inc.	23,560,251	56.8%
Public	8,280,000	20.0%
Samsung Fine Chemicals Co., Ltd.	7,200,000	17.3%
Samsung Electronics Co., Ltd.	2,425,578	5.8%
Other	40,346	0.1%
Total Ordinary Shares	41,506,175	100.0%

3. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2014 Consolidation of Crystal Activities
We announced a plan to consolidate our crystal operations during the first quarter of 2014. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan, and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and will be implemented over the 12 months following commencement of the plan. Charges in the amount of $4.0 million were recorded for the six months ended June 30, 2014, which were mostly incurred during the first quarter of 2014, and are included within restructuring charges (reversals) on the condensed consolidated statement of operations.

2011 Global Plan
The semiconductor industry experienced a downturn during the second half of 2011. We committed in December 2011 to a series of actions to reduce our global workforce, right size production capacity, and accelerate operating cost reductions in 2012 and beyond (the “2011 Global Plan”) in order to better align our business to current and expected market conditions in the semiconductor market, as well as to improve our overall cost competitiveness and cash flows.
Details of the 2014 expenses, cash payments, and expected costs incurred related to the 2011 Global Plan are set out in the following table:

							As of June 30, 2014
In millions	Accrued December 31, 2013	Year-to-date Restructuring Reversals	Cash Payments	Non-cash Settlements	Currency	Accrued June 30, 2014	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and employee benefits	$21.0	$(1.4)	$(2.6)	$(0.9)	$(0.2)	$15.9	$35.2	$35.2
Contract termination	10.5	—	(10.5)	—	—	—	106.5	106.5
Other	24.2	(3.5)	(7.3)	2.0	(0.3)	15.1	34.4	34.4
Total	$55.7	$(4.9)	$(20.4)	$1.1	$(0.5)	$31.0	$176.1	$176.1
We recorded net restructuring reversals of $7.2 million and $14.4 million for the three and six months ended June 30, 2014, respectively, due to a favorable settlement of a polysilicon supply agreement executed in 2013 with a subsidiary of SunEdison. The favorable settlement with a subsidiary of SunEdison was recorded within restructuring charges (reversals) on the condensed consolidated statement of operations with an offset to accounts receivable, affiliate in the condensed consolidated balance sheet, and thus is not reflected in the table above. This favorable settlement with a subsidiary of SunEdison is not reflected in the condensed consolidated statement of cash flows as this is a non-cash transaction. Other net favorable revisions to our estimated restructuring liabilities were recorded during the three and six months ended June 30, 2014 of $3.5 million and $4.9 million, respectively, based on actual results differing from our previous estimates.
During the second quarter of 2014, we executed a favorable settlement of a polysilicon supply agreement with a subsidiary of SunEdison. This settlement resulted in non-cash capital contributions in the form of intercompany debt forgiveness. Because this is a non-cash transaction, the Company recorded a net increase in net parent investment of approximately $32.3 million which is not reflected in the condensed consolidated statement of cash flows or the table above.
There were $1.2 million and $5.5 million, respectively, in net restructuring reversals for the three and six months ended June 30, 2013 pertaining to favorable settlements of contractual obligations and revisions to our estimated restructuring liabilities differing from our previous estimates related to the restructuring plans. We made approximately $44.3 million in cash payments related to these plans for the six months ended June 30, 2013.

4. INVENTORIES

Inventories consist of the following:

	As of June 30, 2014	As of December 31, 2013
In millions
Raw materials and supplies	$28.4	$37.5
Goods in process	54.0	48.1
Finished goods	42.2	42.5
Total inventories	$124.6	$128.1

5. DEBT

Debt outstanding consists of the following:

	As of June 30, 2014			As of December 31, 2013
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Long-term notes	$207.9	$2.1	$205.8	$10.4	$2.8	$7.6

Senior Secured Credit Facility
On May 27, 2014, the Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). Under the Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014 and remains outstanding. As of June 30, 2014, no amounts were outstanding under the Revolving Facility and no third party letters of credit were outstanding which would have reduced the available capacity. The principal amount of the Term Facility shall be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity.
The Term Facility was issued at a discount of 1.00%, or $2.1 million, which will be amortized as an increase in interest expense over the term of the Term Facility. We incurred approximately $9.8 million of financing fees related to the Credit Facility that have been capitalized and will be amortized over the term of the respective Term Facility and Revolving Facility.

The Borrower’s obligations under the Credit Facility are guaranteed by the Company and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of the Company and its subsidiaries are secured by first-priority liens on and security interests in certain present and future assets of the Company, the Borrower, and the subsidiary guarantors, including pledges of the capital stock of certain of the Company’s subsidiaries.
Borrowings under the Credit Facility bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. The minimum eurocurrency base rate for the Term Facility shall at no time be less than 1.00% per annum. Interest will be paid quarterly in arrears, and at the maturity date of each facility for loans bearing interest with reference to the base rate. Interest will be paid on the last day of selected interest periods (which will be one, three and six months), and at the maturity date of each facility for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum will be payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances.
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.5 to 1.0 for the fiscal quarters ending September 30, 2014 and December 31, 2014; (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015; and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. As of June 30, 2014, we were in compliance with all covenants of the Credit Facility.

Japanese Credit Facility
Long-term notes totaling $10.4 million as of December 31, 2013 were owed to a bank by our Japanese subsidiary. The notes were guaranteed by our Parent and further secured by the property, plant and equipment of our Japanese subsidiary. The original maturity dates of these loans ranged from 2014 to 2017. These long-term notes were paid in full during the second quarter of 2014 using proceeds from the Offering and the Samsung Private Placements, along with the proceeds of the $210.0 million Term Facility.
The estimated fair value of our debt was $212.7 million and $9.8 million as of June 30, 2014 and December 31, 2013, respectively. Fair value of this debt is calculated using a discounted cash flow model (Level 2 assumptions) with consideration for our non-performance risk (Level 3 assumptions).

6. STOCK-BASED COMPENSATION

We have equity incentive plans that provide for the award of non-qualified stock options, performance shares, and restricted stock units ("RSU") to employees and non-employee directors. We filed a registration statement on Form S-8 on June 10, 2014 to register an aggregate of 11,000,000 ordinary shares reserved for issuance under the equity incentive plans we adopted in connection with the Offering. As of June 30, 2014, there were approximately 8.0 million shares remaining available for future grant under these plans.
The following table presents information regarding outstanding stock options as of June 30, 2014, and changes during the six months ended June 30, 2014:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	—	$—
Granted	1,709,102	$15.76
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2014	1,709,102	$15.76	$2.5	10
Options exercisable at June 30, 2014	—	$—	$—	0
In connection with the Offering and the Company's annual grant, approximately 1.7 million stock options were granted for the six month period ended June 30, 2014. The weighted-average grant-date fair value per share of options granted was $5.12 for the six month period ended June 30, 2014.
The following table presents information regarding outstanding restricted stock units as of June 30, 2014, and changes during the six months ended June 30, 2014:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	—
Granted	1,261,329
Converted	—
Forfeited	—
Outstanding at June 30, 2014	1,261,329	$21.4	4
In connection with the Offering and the Company's annual grant, approximately 1.3 million restricted stock units were granted for the six month period ended June 30, 2014. The weighted-average fair value of restricted stock units on the date of grant was $16.84 for the six months ended June 30, 2014.

Our Participation in Parent's Incentive Plans
SunEdison maintains a number of stock-based compensation programs at the corporate level. Our employees have historically participated in those programs and, as such, we were allocated expenses associated with those programs based on the actual number of stock-based compensation awards granted to our employees. Our condensed consolidated balance sheets do not include any Parent outstanding equity related to the stock-based compensation programs. Our employees retained the rights to those equity incentive awards as our Parent maintains a majority ownership interest in us, therefore, they are accounted as equity-classified awards. As a result, we have included this stock-based compensation expense in our condensed consolidated financial statements.
Stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $1.7 million and $3.1 million, respectively. Stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $4.0 million and $6.5 million, respectively. Stock-based compensation expense is reported as follows in the condensed consolidated statement of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
In millions
Cost of goods sold	$0.7	$0.7	$1.5	$1.7
Marketing and administration	0.6	1.9	1.5	3.8
Research and development	0.4	0.5	1.0	1.0
Stock-based employee compensation	$1.7	$3.1	$4.0	$6.5
The amount of stock-based compensation cost capitalized into inventory and fixed assets was not material for the three and six months ended June 30, 2014 and 2013. Further, the recognition of excess tax benefits from share-based payment arrangements was not material for the three and six months ended June 30, 2014 and 2013.

7. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income by the number of weighted-average ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average ordinary shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for restricted stock units and stock option exercises. The Company calculates the dilutive effect of outstanding restricted stock units and stock options on earnings (loss) per share by application of the treasury stock method.
The computations of basic and diluted earnings (loss) per share assumes that the number of ordinary shares outstanding for all periods prior to the closing of the Offering on May 28, 2014 was equal to the number of ordinary shares of SunEdison Semiconductor Limited outstanding on May 28, 2014.
Basic and diluted earnings (loss) per share ("EPS") for the three month periods ended June 30, 2014 and 2013 were calculated as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net income (loss) attributable to SunEdison Semiconductor Limited shareholders	$14.3	$14.3	$(13.2)	$(13.2)

EPS Denominator:
Weighted-average shares outstanding	41.5	41.5	41.5	41.5
Earnings (loss) per share	$0.34	$0.34	$(0.32)	$(0.32)
Basic and diluted EPS for the six month periods ended June 30, 2014 and 2013 were calculated as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(0.3)	$(0.3)	$(23.7)	$(23.7)

EPS Denominator:
Weighted-average shares outstanding	41.5	41.5	41.5	41.5
Loss per share	$(0.01)	$(0.01)	$(0.57)	$(0.57)
The computations for diluted earnings (loss) per share for the three and six months ended June 30, 2014 excludes approximately 1.7 million options to purchase SunEdison Semiconductor shares and 1.3 million restricted stock units because the effect would have been anti-dilutive. No SunEdison Semiconductor options or restricted stock units were outstanding during the three and six month periods ended June 30, 2013.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) from the Company includes foreign currency translations and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Foreign Currency Items (1)
Beginning balance	$(66.7)	$(56.5)	$(76.3)	$(28.1)
Other comprehensive income (loss) before reclassifications	9.5	(13.8)	19.1	(42.2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive income (loss)	9.5	(13.8)	19.1	(42.2)
Balance at June 30	$(57.2)	$(70.3)	$(57.2)	$(70.3)

Available-for-sale Securities
Beginning balance	$—	$0.2	$—	$0.2
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive income (loss)	—	—	—	—
Balance at June 30	$—	$0.2	$—	$0.2

Pension Plans
Beginning balance	$(34.0)	$(67.3)	$(33.9)	$(67.3)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.3)	—
Net other comprehensive income	(0.2)	—	(0.3)	—
Amount of accumulated other comprehensive income transferred from SunEdison (2)	7.1	—	7.1	—
Balance at June 30	$(27.1)	$(67.3)	$(27.1)	$(67.3)

Accumulated other comprehensive loss at June 30	$(84.3)	$(137.4)	$(84.3)	$(137.4)
(1) Excludes foreign currency adjustments related to noncontrolling interests. See the condensed consolidated statements of comprehensive income (loss).
(2) Amount represents the non-cash transfer of accumulated other comprehensive income from SunEdison as part of the Formation Transactions.

The following table presents reclassifications from accumulated other comprehensive loss and the affected line in the condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,		Condensed Consolidated Statement of Operations
In millions	2014	2013	2014	2013
Amortization of prior service costs/credits and net actuarial loss/gain	$0.2	$—	$0.3	$—	Marketing and administration expense

9. DERIVATIVES AND HEDGING INSTRUMENTS

Derivatives and hedging activities consist of:

		Assets (Liabilities) at Fair Value
In millions	Balance Sheet Location	As of June 30, 2014		As of December 31, 2013
Derivatives not designated as hedging:
Currency forward contracts (1)	Prepaid and other current assets	$0.2		$—
Currency forward contracts (1)	Accrued liabilities	$(0.1)		$(3.1)
(1) Currency forward contracts are recorded on the condensed consolidated balance sheet at fair value using Level 1 inputs.

		Gains		Gains
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Statement of Operations Location	2014	2013	2014	2013
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$2.3	$18.5	$4.5	$10.4
We utilize currency forward contracts to mitigate financial market risks of fluctuations in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to SunEdison Semiconductor. A substantial portion of our revenue and capital spending is transacted in the U.S. dollar. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. We have established transaction-based hedging programs to protect against reductions in the value and volatility of future cash flows caused by changes in foreign exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We may have outstanding contracts with several major financial institutions for these hedging transactions at any point in time. Our maximum credit risk with these institutions is limited to any gain on our outstanding contracts. These currency forward contracts had net notional amounts of $82.7 million and $222.5 million, as of June 30, 2014 and December 31, 2013, respectively, and are accounted for as economic hedges, for which hedge accounting was not applied.

10. EQUITY METHOD INVESTMENT

SunEdison acquired an approximately 35% interest in SMP, Ltd. from Samsung Fine Chemicals Co., Ltd for a cash purchase price of 143.9 billion South Korean Won, or $140.7 million, and contributed that interest in SMP to us as part of the Formation Transactions. SMP owns a polysilicon manufacturing facility currently under construction in South Korea. This represents a non-cash transaction to us and is excluded from the condensed consolidated statements of cash flows. This transaction resulted in us having an equity method investment in SMP.
We use the equity method of accounting for our equity investments where we hold more than 20% of the outstanding stock of the investee or where we have the ability to significantly influence the operations or financial decisions of the investee. We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our ownership percentage. We review our equity and cost method investments periodically for indicators of impairment.

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments
We provided notice to several of our vendors with whom we had long-term supply contracts that we will no longer be fulfilling our purchase obligations under those contracts as part of our restructuring activities announced in the fourth quarter of 2011. We recorded significant restructuring liabilities associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time in connection with the restructuring. We had liabilities of $10.5 million as of December 31, 2013 associated with the settlements arising from these take-or-pay supply agreements and estimated purchase obligations, all recorded as short-term restructuring liabilities in the condensed consolidated balance sheet. There are no such liabilities as of June 30, 2014 as we have paid these liabilities in 2014 in accordance with the terms of those agreements.

Indemnification

We have agreed to indemnify some of our semiconductor customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of June 30, 2014.

Legal Proceedings
We are involved in various legal proceedings, claims, investigations, and other legal matters which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows, or results of operations.

12. INCOME TAXES

We record income tax expense (benefit) each quarter based on our best estimate of the full year's effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment, and the tax effects of those items are reported in the quarter that such events arise. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates, and the expiration of a statute of limitations.
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit for the three and six month periods ended June 30, 2014 is associated with the result of our worldwide operational earnings mix using various tax rates and a discrete reduction of the valuation allowance on certain deferred tax assets of $29.6 million due to our ability to realize those benefits in the future. The discrete reduction of the valuation allowance was recorded in the three months ended June 30, 2014. The income tax expense for the three and six month periods ended June 30, 2013 is associated with the result of our worldwide operational earnings mix using various tax rates. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences, and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of June 30, 2014 and December 31, 2013, were $53.9 million and $21.5 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at June 30, 2014.
Our parent company is domiciled in Singapore. We are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to income tax audits in these jurisdictions from time to time. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions as of June 30, 2014 and December 31, 2013 was $1.5 million and $1.6 million, respectively.
Management has reviewed its repatriation policy during the first six months of 2014 with respect to our planned legal structure and concluded that the undistributed current earnings of certain subsidiaries are expected to be remitted to the Singapore parent in the foreseeable future. There is very minimal tax effect to these newly planned remittances. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our worldwide subsidiaries and operations. All cash and cash equivalents were held by our foreign subsidiaries of our Singapore parent as of June 30, 2014, and a portion may be subject to repatriation tax effects.
We are under examination by certain international tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months and have recorded amounts in the financial statements that are reflective of the current status of these examinations.

13. RELATED PARTY TRANSACTIONS

Corporate Allocations

Refer to Note 1 for discussion on historical corporate expense allocations.

Transactions with Affiliates
We ship intermediate products such as polysilicon, trichlorosilane gas, ingots, scrap wafers, and other inventory items to SunEdison's subsidiaries in the United States, Europe, and Asia for use in their operations. We also provide limited services to SunEdison following the Offering as outlined in a transition services agreement. Any receivables related to these shipments and services to SunEdison are recognized as an accounts receivable, affiliate in the condensed consolidated balance sheet and shipment of products is recognized as net sales to affiliates in the condensed consolidated statement of operations. Net sales to affiliates were $0.3 million and $0.6 million for the three and six month periods ended June 30, 2014, respectively. Net sales to affiliates were $3.9 million and $5.1 million for the three and six month periods ended June 30, 2013, respectively. We had $22.4 million and $14.1 million of receivables due from affiliates as of June 30, 2014 and December 31, 2013, respectively.

We purchase products, primarily polysilicon, from SunEdison and its subsidiaries. SunEdison had in the past also performed financing, cash management, treasury, and other services for us on a centralized basis, and continues to provide limited services for us following the Offering as outlined in a transition services agreement. Accounts payable, affiliate were $12.5 million and $106.8 million as of June 30, 2014 and December 31, 2013, respectively. In connection with the Offering, $62.4 million of accounts payable, affiliate was settled through a cash payment to SunEdison after offsetting certain accounts receivable, affiliate and notes receivable, affiliate balances against accounts payable, affiliate balances with certain SunEdison subsidiaries. The amounts included in the offsetting transactions included $26.3 million of accounts receivable, affiliate and $3.8 million of notes receivable, affiliate balances that were outstanding as of March 31, 2014. The $26.3 million and $3.8 million non-cash transactions are excluded from the condensed consolidated statements of cash flows.

Notes Receivable and Debt - Affiliate
Prior to the Offering, certain intercompany loans were made to/by certain SunEdison and SunEdison Semiconductor subsidiaries. The related notes matured in less than one year, but were generally renewed and, therefore, considered long-term and recorded in notes receivable, affiliate and long-term debt, affiliate. Interest on the notes was calculated based on fixed rates ranging from 2.00% to 3.00%. There were no notes receivable, affiliate outstanding as of June 30, 2014 and $18.7 million of notes receivable, affiliate was outstanding as of December 31, 2013. There was no long-term debt payable, affiliate outstanding as of June 30, 2014 and December 31, 2013.
During the six months ended June 30, 2014, we settled $15.0 million of the note receivables from certain SunEdison subsidiaries by offsetting a portion of those amounts against affiliate trade payables we have with certain other SunEdison subsidiaries. Of the $15.0 million in settlements of affiliate note receivable balances, $12.0 million are non-cash transactions which are excluded from the combined statements of cash flows. The remaining $3.8 million intercompany notes between SunEdison and SunEdison Semiconductor were settled in connection with the Offering, as previously discussed, by offsetting a portion of the intercompany loans against accounts payable, affiliate balances with certain SunEdison subsidiaries.
Interest income on intercompany notes receivable and interest expense on intercompany borrowings is recorded as interest (income) expense, net - affiliates on the condensed consolidated statements of operations.

14. EMPLOYEE-RELATED LIABILITIES

The changes in pension and other post-employment benefit plans are not material to our condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013. SunEdison also maintains a number of benefit programs at the corporate level. Our employees have historically participated in those programs and, as such, we were allocated expenses associated with those programs.
SunEdison received a notice from the Pension Benefit Guaranty Corporation (“PBGC”) in May 2014 that it intends to require an additional contribution to our U. S. pension plan under ERISA section 4062(e), which was transferred to us upon the completion of the Offering. SunEdison have not received a formal assessment or concluded the negotiation process with the PBGC. On July 8, 2014, the PBGC announced a moratorium through the end of 2014 on the enforcement of 4062(e) cases. Therefore, we have not yet made any modifications to our U.S. pension plan assets. The U.S. pension plan was in an over-funded status on a US GAAP basis as of December 31, 2013, and we have not recorded any additional amounts to fund the pension plan as a result of the PBGC notice because we believe the over-funded amount is sufficient to cover the request for contribution by the PBGC. We do not expect any final resolution with the PBGC to have a material impact on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying unaudited combined consolidated financial statements for the six months ended June 30, 2014 and 2013 and the three months ended June 30, 2013, and our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2014, and the notes thereto. The unaudited financial statements included herein should be read in conjunction with our Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014 ("Prospectus"), which contains SunEdison Semiconductor's audited combined financial statements, and the notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations. The Prospectus also includes our unaudited interim combined financial statements for the three month periods ended March 31, 2014 and 2013. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

OVERVIEW

We are a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. Wafers are used as the base substrate for nearly all semiconductor devices, which in turn provide the foundation for the entire electronics industry. Our business was established in 1959 and was known during most of our history as MEMC. We have developed a broad product portfolio, an extensive global manufacturing footprint, process technology expertise, and supply chain flexibility, while increasing our capital efficiency and maintaining a lean operating culture.
We have pioneered a number of semiconductor industry firsts throughout our over 50 years of operations, including the development of the dislocation-free Czochralski ("CZ") silicon crystal growth process and the chemical-mechanical planarization ("CMP") process, as well as the initial production and commercialization of 100mm and 200mm semiconductor wafers. More recently, we have been a leader in the development of advanced substrates such as epitaxial, or EPI, wafers and wafers for the silicon-on-insulator, or SOI, market, which enable advanced computing and communications applications.
We sell our products to all of the major semiconductor manufacturers in the world, including integrated device manufacturers and pure-play semiconductor foundries, and to a lesser extent, leading companies that specialize in wafer customization. Our largest customers during 2013 were Samsung, TSMC, and STMicroelectronics. We operate facilities in major semiconductor manufacturing regions throughout the world, including Taiwan, Malaysia, South Korea, Italy, Japan, and the United States. We have chosen to locate our manufacturing facilities in regions that offer both low operating costs and close proximity to our customers to facilitate collaboration on product development activities and shorten product delivery times.
We operated as a business segment of SunEdison until May 28, 2014, when we closed on the initial public offering of 8,280,000 of our ordinary shares. These shares of SunEdison Semiconductor Limited began trading on the NASDAQ Global Select Market on May 22, 2014 under the ticker symbol “SEMI.” We believe the completion of this initial public offering allows us, as an independent company, to pursue our own strategies, focus on our key markets and customers, and optimize our capital structure.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014, Compared to the Three Months Ended June 30, 2013

Net Sales

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Net sales to non-affiliates	$214.6	$240.1	$(25.5)	(10.6)%
Net sales to affiliates	0.3	3.9	(3.6)	(92.3)%
Net sales	$214.9	$244.0	$(29.1)	(11.9)%
Net sales to non-affiliates decreased for the three months ended June 30, 2014, compared to the same period in 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry, only partially offset by a more favorable product mix with higher sales of SOI wafers. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Gross Profit

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Cost of goods sold	$194.5	$212.6	$(18.1)	(8.5)%
Gross profit	$20.4	$31.4	$(11.0)	(35.0)%
Gross margin	9.5%	12.9%
Gross profit decreased for the three months ended June 30, 2014, compared to the three month period ended June 30, 2013, primarily due to lower average selling prices for our wafers and decreases in volume. These factors were offset in part by more favorable polysilicon costs, a more favorable product mix, and continued focus on manufacturing cost reductions.

Marketing and Administration

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Marketing and administration	$19.6	$26.1	$(6.5)	(24.9)%
As a percentage of net sales	9.1%	10.7%
Marketing and administration expenses decreased for the three months ended June 30, 2014, compared to the same period in 2013, primarily as a result of our decision to consolidate the semiconductor crystal operations announced in February 2014.

Research and Development

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Research and development	$10.3	$10.7	$(0.4)	(3.7)%
As a percentage of net sales	4.8%	4.4%
Research and development expenses decreased for the three months ended June 30, 2014, compared to the same period in 2013, primarily due to our employing fewer engineers and purchasing smaller amounts of test equipment, compared to the three months ended June 30, 2013. This decrease was partially offset by increased spending to enhance our capabilities in advanced substrates and broaden our product offerings.

Restructuring Reversals

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Restructuring reversals	$(10.8)	$(1.2)	$(9.6)	800.0%
We recorded net restructuring reversals for the three months ended June 30, 2014 due to a $7.2 million favorable settlement of a polysilicon supply agreement executed in 2013 and $3.6 million of other net favorable revisions to our estimated restructuring liabilities.
We recorded restructuring reversals in the three months ended June 30, 2013 as a result of net favorable revisions to our estimated restructuring liabilities, primarily due to the settlement of certain contractual obligations and changes in estimates related to the restructuring actions associated with our 2011 Global Plan.

Non-Operating Expense (Income)

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Interest expense	$1.5	$0.1	$1.4	1,400.0%
Interest income	(0.1)	(0.1)	—	—%
Interest, net - affiliates	—	(1.6)	1.6	(100.0)%
Other, net	2.0	(0.3)	2.3	(766.7)%
Total non-operating expenses (income)	$3.4	$(1.9)	$5.3	(278.9)%
Non-operating expense increased for the three months ended June 30, 2014, compared to the same period of 2013, as a result of the interest expense associated with the $210.0 million senior secured term facility and the $50.0 million senior secured revolving facility executed on May 27, 2014. In addition, interest income from affiliates was reduced in 2014 as a result of changes in intercompany loans to and from SunEdison. For the three months ended June 30, 2014, we also experienced net unfavorable effects of changes in foreign currency exchange rates and related gains and losses on settlements of derivative foreign currency forward contracts, which are recorded in other, net.

Income Taxes

	For the Three Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Income tax (benefit) expense	$(16.3)	$9.4	$(25.7)	(273.4)%
Income tax rate as a percentage of loss before income taxes	n/m	n/m
Income tax expense decreased for the three months ended June 30, 2014, compared to the same period of 2013. The decrease was the result of a reduction of the valuation allowance on deferred tax assets of $29.6 million and changes in the geographical mix of earnings from operations.

Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

Net Sales

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Net sales to non-affiliates	$420.4	$471.3	$(50.9)	(10.8)%
Net sales to affiliates	0.6	5.1	(4.5)	(88.2)%
Net sales	$421.0	$476.4	$(55.4)	(11.6)%
Net sales to non-affiliates decreased for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry. These factors were offset in part by an increase in net sales of intermediate byproducts of polysilicon and scrap wafers. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Gross Profit

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Cost of goods sold	$392.3	$422.5	$(30.2)	(7.1)%
Gross profit	$28.7	$53.9	$(25.2)	(46.8)%
Gross margin	6.8%	11.3%

Gross profit decreased for the six months ended June 30, 2014, compared to the same period of 2013. The decrease was primarily the result of lower average selling prices for our wafers, decreases in volume, and a less favorable product mix, only partially offset by more favorable polysilicon costs and continued manufacturing cost reductions.

Marketing and Administration

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Marketing and administration	$41.4	$48.4	$(7.0)	(14.5)%
As a percentage of net sales	9.8%	10.2%
Marketing and administration expenses decreased for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily as a result of our decision to consolidate the semiconductor crystal operations announced in February of 2014.

Research and Development

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Research and development	$18.3	$20.0	$(1.7)	(8.5)%
As a percentage of net sales	4.3%	4.2%
Research and development expenses decreased for the six months ended June 30, 2014, compared to the same period in 2013, primarily due to our employing fewer engineers and purchasing smaller amounts of test equipment, compared to the six months ended June 30, 2013. This decrease was partially offset by increased spending to enhance our capabilities in advanced substrates and broaden our product offerings.

Restructuring Reversals

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Restructuring reversals	$(15.4)	$(5.5)	$(9.9)	180.0%
We recorded net restructuring reversals for the six months ended June 30, 2014 due to a $14.4 million favorable settlement of a polysilicon supply agreement executed in 2013 and $5.0 million of other net favorable revisions to our estimated restructuring liabilities. These restructuring reversals were partially offset by approximately $4.0 million of restructuring expenses related to our plan to consolidate our semiconductor crystal operations that was announced in February of 2014.
We recorded restructuring reversals for the six months ended June 30, 2013 as a result of net favorable revisions to our estimated restructuring liabilities, primarily due to the settlement of certain contractual obligations and changes in estimates related to the restructuring actions associated with our 2011 Global Plan.

Non-Operating Expense (Income)

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Interest expense	$1.7	$0.3	$1.4	466.7%
Interest income	(0.2)	(0.2)	—	—%
Interest, net - affiliates	(0.1)	(2.1)	2.0	(95.2)%
Other, net	(3.3)	(4.1)	0.8	(19.5)%
Total non-operating income	$(1.9)	$(6.1)	$4.2	(68.9)%

Non-operating income decreased for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to additional interest expense associated with the $210.0 million senior secured term facility and the $50.0 million senior secured revolving facility executed on May 27, 2014. In addition, interest income from affiliates was reduced in 2014 as a result of changes in intercompany loans to and from SunEdison.

Income Taxes

	For the Six Months Ended June 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Income tax (benefit) expense	$(12.7)	$18.5	$(31.2)	(168.6)%
Income tax rate as a percentage of loss before income taxes	n/m	n/m
Income tax expense decreased for the six months ended June 30, 2014, compared to the same period of 2013. The decrease was the result of a reduction of the valuation allowance on deferred tax assets of $29.6 million and changes in the geographical mix of earnings from operations. The reduction of the valuation allowance was recorded in the three months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

We expect our primary sources of liquidity in the future to be cash generated from operations and borrowings available under our new senior secured revolving facility. Our principal uses of liquidity will be to fund our working capital needs, capital expenditures, and service our outstanding indebtedness. We believe our liquidity will be sufficient to fund our operations for at least the next twelve months. Our ability to continue to fund these items may be affected by general economic, competitive and other factors, many of which are outside of our control. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our capital expenditures, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
Cash and cash equivalents as of June 30, 2014 totaled $115.4 million, compared to $40.8 million as of December 31, 2013. Cash and cash equivalents increased primarily due to the net effects of the Formation Transactions and the Offering. All cash and cash equivalents were held by our foreign subsidiaries of our Singapore parent as of June 30, 2014, and a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.
The table below sets forth our summary cash flow information for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,
	2014	2013
(in millions)
Net cash (used in) provided by:
Operating activities	$(80.9)	$19.8
Investing activities	$(38.9)	$(83.5)
Financing activities	$194.4	$19.9

Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the six months ended June 30, 2014 was $80.9 million, which represents a $100.7 million decrease from $19.8 million in cash provided by operations for the six months ended June 30, 2013. Net cash used in operating activities for the six months ended June 30, 2014 was attributable in part to our net loss of $1.1 million adjusted for non-cash items, including $58.1 million of depreciation and amortization, a benefit of $31.3 million for deferred taxes, and $4.0 million of stock-based compensation expense. Uses of cash included a $50.7 million decrease in affiliate accounts payable and a $20.3 million increase in affiliate accounts receivable primarily driven by the net payment of intercompany balances to SunEdison in connection with the Formation Transactions, and a $22.4 million decrease in restructuring liabilities resulting from cash payments to settle supply contract obligations. We generated cash from a $7.4 million increase in accounts payable due to the timing of vendor payments and a $2.8 million decrease in inventory due to improvements in inventory management for the six months ended June 30, 2014.
Net cash provided by operating activities for the six months ended June 30, 2013 was attributable in part to our net loss of $21.4 million adjusted for non-cash items, including $58.3 million of depreciation and amortization, $6.5 million of share-based compensation expense, and $4.7 million provision for deferred income taxes. Uses of cash included a $35.8 million decrease in restructuring liabilities arising from cash payments and contract settlements associated with the 2011 Global Plan, a $18.1 million increase in accounts receivable, affiliate due to the timing of intercompany receipts from SunEdison determined by our operations needs, and a $3.6 million decrease in accounts payable and accrued liabilities related to timing of payments to suppliers determined by operational needs. We generated cash from a $40.0 million increase in accounts payable, affiliate driven by timing of the intercompany payments from SunEdison determined by our operational needs and a $8.5 million decrease in accounts receivable due to the timing of customer receipts.

Net Cash Used in Investing Activities
Notes receivable from SunEdison are reflected as investing activities in the condensed consolidated statements of cash flows.
Net cash used in investing activities for the six months ended June 30, 2014 consisted of $41.9 million of capital expenditures which represents a $20.2 million decrease from capital expenditures of $62.1 million for the six months ended June 30, 2013. These items were partially offset by a $3.0 million decrease in notes receivable, affiliate. Net cash used in investing activities for the six months ended June 30, 2013 primarily consisted of $62.1 million of capital expenditures and a $21.4 million increase in notes receivable, affiliate.

Net Cash Provided by Financing Activities

Borrowings from SunEdison are reflected as financing activities in the condensed consolidated statements of cash flows.
Net cash provided by financing activities for the six months ended June 30, 2014 consisted of $210.0 million of proceeds from long term debt borrowings and $186.3 million in net proceeds from the issuance of ordinary shares as part of the Offering. These amounts were offset by $179.4 million in net parent investment contributions by us to SunEdison primarily related to the full repayment of the intercompany notes payable of $215.2 million that resulted from the Formation Transactions, $10.6 million in principal payments on long term debt owed to a bank by our Japanese subsidiary, and $11.9 million in payments of financing and debt issuance costs related to the Credit Facility. Net cash provided by financing activities for the six months ended June 30, 2013 consisted primarily of $21.3 million in net parent investment proceeds received by us from SunEdison.

Senior Secured Credit Facility
On May 27, 2014, the Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lenders parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). Under the Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014 and remains outstanding. As of June 30, 2013, no amounts were outstanding under the Revolving Facility and no third party letters of credit were outstanding which would have reduced the available capacity. The principal amount of the Term Facility shall be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity.
The Borrower’s obligations under the Credit Facility are guaranteed by the Company and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of the Company and its subsidiaries are secured by first-priority liens on and security interests in certain present and future assets of the Company, the Borrower, and the subsidiary guarantors, including pledges of the capital stock of certain of the Company’s subsidiaries.
Borrowings under the Credit Facility bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. The minimum eurocurrency base rate for the Term Facility shall at no time be less than 1.00% per annum. Interest will be paid quarterly in arrears, and at the maturity date of each facility for loans bearing interest with reference to the base rate. Interest will be paid on the last day of selected interest periods (which will be one, three and six months), and at the maturity date of each facility for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum will be payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances.
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.5 to 1.0 for the fiscal quarters ending September 30, 2014 and December 31, 2014; (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015; and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30 million. As of June 30, 2014, we were in compliance with all covenants of the Credit Facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, we have made our best estimates of certain amounts included in the condensed consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our significant accounting policies and estimates are more fully described in Note 2 to the audited combined financial statements for the year ended December 31, 2013 included in our Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014 ("Prospectus"). There have been no significant changes to our critical accounting policies and estimates since December 31, 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the condensed consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months, our expectation that the ultimate outcome of our legal proceedings, individually and in the aggregate, will not have a material adverse effect on us, our expectation that a final resolution with the PBGC will not have a material impact on our financial condition or results of operations, our belief that any repatriation tax effects will have minimal impact on our cash flows and our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets. These forward-looking statements are identified by the use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.
The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to SunEdison Semiconductor's market risks since December 31, 2013. Please refer to “Risk Factors” included in the Prospectus. Also see Note 9 to our unaudited condensed consolidated financial statements included herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting
There have been no changes in SunEdison Semiconductor's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, SunEdison Semiconductor's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.

Item 1 A. Risk Factors.

In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the factors under “Risk Factors” included in our Prospectus on SEC Form 424B4 filed on May 23, 2014. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Samsung Private Placements
Samsung Fine Chemicals Co., Ltd. ("Samsung Fine Chemicals") and Samsung Electronics Co., Ltd. ("Samsung Electronics") (together, the "Samsung Purchasers") purchased $93.6 million (7,200,000 shares) and $31.5 million (2,425,578 shares), respectively, of our ordinary shares in separate private placements at a price per share equal to the public offering price of $13.00 per ordinary share. Samsung Fine Chemicals is a joint venture partner of ours and a subsidiary of SunEdison in SMP Ltd. ("SMP"). Samsung Electronics is one of our customers and was our joint venture partner in MEMC Korea Company ("MKC"). Samsung Fine Chemicals made an aggregate cash investment in us of $93.6 million and, in a non-cash transaction, Samsung Electronics transferred to us its remaining 20% interest in MKC as consideration for the issuance of the ordinary shares. We realized net proceeds from the Samsung Fine Chemicals investment in us of $87.3 million after deducting underwriting discounts, commissions, structuring fees, and offering expenses of approximately $6.3 million. These share purchases closed concurrently with the Offering. The issuances of shares to the Samsung Purchasers were not registered under the Securities Act. Such issuances were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.

Mr. Chatila Private Placement
In a transaction that closed concurrently with the Offering, we issued 40,346 of our ordinary shares to Mr. Ahmad Chatila, the President and Chief Executive Officer and a director of SunEdison, in connection with an agreement between Mr. Chatila and
SunEdison pursuant to which Mr. Chatila elected to receive an aggregate number of our ordinary shares equal in value to $1,000,000 at the initial public offering price (before required tax withholdings) in lieu of SunEdison paying him that amount in cash as part of his 2013 annual bonus. The issuance of shares to Mr. Chatila was not registered under the Securities Act. Such issuance was deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.

Dividend Restrictions
The Credit Facility restricts us and certain of our subsidiaries from making “restricted payments,” as defined in the agreement. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless criteria, as set forth in the agreement, have been met. The Credit Facility also restricts the usage of our working capital in certain situations.

Initial Public Offering Use of Proceeds
On May 28, 2014, we closed on an initial public offering of 7,200,000 ordinary shares, pursuant to our registration statement on Form S-1 (File No. 333-191052), at a price to the public of $13.00 per ordinary share for aggregate proceeds to the Company of $93.6 million.. The Company received net proceeds of $85.9 million, after deducting underwriting discounts, commissions, structuring fees, and offering expenses of approximately $7.7 million. Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC acted as managing underwriters of the offering. Following the offering, the underwriters exercised their over-allotment option to purchase an additional 1,080,000 ordinary shares at a price of $13.00 per ordinary share, providing additional gross proceeds of $14 million and net proceeds of $13.1 million, after deducting $0.9 million of underwriting discounts, commissions, and structuring fees.

There has been no material change in the planned use of proceeds from the offering as described in the Prospectus. We used approximately $9.6 million of the net proceeds received from the offering to repay existing third party indebtedness owed to a bank by our Japanese subsidiary and an immaterial amount of the proceeds to repay intercompany notes issued to SunEdison, Inc. in connection with the asset transfers which were part of the Formation Transactions. We intend to use the remaining net proceeds for working capital and general corporate purposes.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Memorandum and Articles of Association of SunEdison Semiconductor Limited (Incorporating all amendments up to 21 May 2014) (Incorporated by reference to Exhibit 3.1 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on May 28, 2014)

10.1
Separation Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.1 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.2
CCZ and Diamond Coated Wire Licensing Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.2 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.3*
Patent and Technology Cross-License Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.3 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.4
Transition Services Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.4 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.5
Tax Matters Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.5 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.6
Registration Rights Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.6 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.7
Technology Joint Development and Rights Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc. (Incorporated by reference to Exhibit 10.7 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.8#
Employment Agreement, dated as of May 28, 2014, by and between SunEdison Semiconductor Limited and Shaker Sadasivam (Incorporated by reference to Exhibit 10.8 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.9
Registration Rights Agreement, dated as of May 29, 2014, by and between SunEdison Semiconductor Limited and Samsung Fine Chemicals Co., Ltd. (Incorporated by reference to Exhibit 10.9 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.10
Registration Rights Agreement, dated as of May 29, 2014, by and between SunEdison Semiconductor Limited and Samsung Electronics Co., Ltd. (Incorporated by reference to Exhibit 10.10 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.11
Joinder and Amendment Agreement to the Joint Venture Agreement, dated as of May 27, 2014, by and among Samsung Fine Chemicals Co., Ltd., SunEdison Products Singapore Pte. Ltd. and SunEdison Semiconductor B.V. (Incorporated by reference to Exhibit 10.11 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.12
Credit Agreement, dated as of May 27, 2014, by and among SunEdison Semiconductor B.V., SunEdison Semiconductor Limited, Goldman Sachs Bank USA, Macquarie Capital (USA) Inc., Citibank, N.A. and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.12 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File number 001-36460) filed on June 2, 2014)

10.13#
Form of Indemnification Agreement by and between SunEdison Semiconductor Limited and its Directors and Officers (Incorporated by reference to Exhibit 10.7 of SunEdison Semiconductor Limited’s Amendment No. 5 to Form S-1 (Reg. No. 333-191052) filed on April 15, 2014)

10.14#
SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.8 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.15#
SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.10 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.16#
Form of Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.11 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.17#
Form of Restricted Stock Unit Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.13 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.18#
Form of Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.12 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.18
Share Purchase Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Fine Chemicals Co., Ltd. (Incorporated by reference to Exhibit 10.17 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.19
Share Purchase Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Electronics Co., Ltd. (Incorporated by reference to Exhibit 10.18 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

10.20*
Wafer Purchase and Sale Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Electronics Co., Ltd. (Incorporated by reference to Exhibit 10.19 of SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 (Reg. No. 333-191052) filed on March 21, 2014)

31.1	Certification by the Chief Executive Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been provided separately to the SEC

#	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunEdison Semiconductor Limited

/s/ Jeffrey L. Hall
August 7, 2014	Name:	Jeffrey L. Hall
	Title:	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document