Form 10-Q
period 2014-09-30
SunEdison Semiconductor Ltd
filed 2014-11-05
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
(65) 6681-9300
 ______________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s ordinary shares outstanding at November 3, 2014 was 41,506,175.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
In millions, except per share data
Net sales to non-affiliates	$212.4	$232.2	$632.8	$703.5
Net sales to affiliates	0.8	0.4	1.4	5.5
Cost of goods sold	186.4	211.5	578.7	634.0
Gross profit	26.8	21.1	55.5	75.0
Operating expenses (income):
Marketing and administration	22.3	27.5	63.7	75.9
Research and development	8.1	7.9	26.4	27.9
Restructuring charges (reversals)	0.9	(35.6)	(14.5)	(41.1)
Long-lived asset impairment charges (see Note 3)	58.0	—	58.0	—
Operating (loss) income	(62.5)	21.3	(78.1)	12.3
Non-operating expenses (income):
Interest expense	3.8	0.3	5.5	0.6
Interest income	(0.2)	(0.2)	(0.4)	(0.4)
Interest, net - affiliates	—	(1.0)	(0.1)	(3.1)
Other, net	2.7	—	(0.6)	(4.1)
Total non-operating expenses (income)	6.3	(0.9)	4.4	(7.0)
(Loss) income before income tax expense (benefit)	(68.8)	22.2	(82.5)	19.3
Income tax expense (benefit)	10.4	12.9	(2.3)	31.4
(Loss) income before equity in loss of equity method investments	(79.2)	9.3	(80.2)	(12.1)
Equity in loss of equity method investments, net of tax	(0.2)	—	(0.3)	—
Net (loss) income	(79.4)	9.3	(80.5)	(12.1)
Net loss (income) attributable to noncontrolling interests	—	—	0.8	(2.3)
Net (loss) income attributable to SunEdison Semiconductor Limited	$(79.4)	$9.3	$(79.7)	$(14.4)
Basic (loss) earnings per share (see Note 7)	$(1.91)	$0.22	$(1.92)	$(0.35)
Diluted (loss) earnings per share (see Note 7)	$(1.91)	$0.22	$(1.92)	$(0.35)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
In millions
Net (loss) income	$(79.4)	$9.3	$(80.5)	$(12.1)
Other comprehensive (loss) income:
Net translation adjustment	(30.9)	16.2	(12.3)	(28.2)
Amortization of net actuarial (gain) loss and prior service (credit) cost	(0.1)	1.9	(0.4)	1.9
Other comprehensive (loss) income	(31.0)	18.1	(12.7)	(26.3)
Total comprehensive (loss) income	(110.4)	27.4	(93.2)	(38.4)
Net loss (income) attributable to noncontrolling interests	—	—	0.8	(2.3)
Net translation adjustment attributable to noncontrolling interests	—	(4.6)	0.5	(2.4)
Comprehensive (loss) income attributable to SunEdison Semiconductor Limited	$(110.4)	$22.8	$(91.9)	$(43.1)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2014	2013
	(Unaudited)
In millions
Assets
Current assets:
Cash and cash equivalents	$103.1	$40.8
Accounts receivable, less allowance for doubtful accounts of $3.2 and $4.1, respectively	105.1	98.6
Accounts receivable, affiliate	8.1	14.1
Inventories	130.4	128.1
Deferred tax asset	8.4	8.5
Prepaid and other current assets	28.6	23.5
Total current assets	383.7	313.6
Property, plant, and equipment, net of accumulated depreciation of $848.1 and $811.0, respectively	621.1	724.9
Notes receivable, affiliate	—	18.7
Investments	140.4	—
Other assets	133.3	94.6
Total assets	$1,278.5	$1,151.8

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$2.1	$2.8
Accounts payable	101.4	105.1
Accounts payable, affiliate	10.9	106.8
Income taxes payable	23.0	14.4
Accrued liabilities	42.1	37.5
Accrued wages and salaries	27.7	35.3
Restructuring liabilities	24.7	47.6
Total current liabilities	231.9	349.5
Long-term debt, less current portion	205.4	7.6
Pension and post-employment liabilities	44.1	49.2
Restructuring liabilities	7.2	8.7
Other liabilities	31.3	25.6
Total liabilities	519.9	440.6

Shareholders' equity:
Ordinary shares, no par value, 41.5 and 0 shares issued and outstanding in 2014 and 2013, respectively	940.9	—
Net parent investment	—	777.2
Accumulated deficit	(68.2)	—
Accumulated other comprehensive loss	(115.3)	(110.2)
Total SunEdison Semiconductor Limited shareholders' equity	757.4	667.0
Noncontrolling interests	1.2	44.2
Total shareholders' equity	758.6	711.2
Total liabilities and shareholders' equity	$1,278.5	$1,151.8
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2014	2013
	(Unaudited)
In millions
Cash flows from operating activities:
Net loss	$(80.5)	$(12.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	87.4	88.2
Long-lived asset impairment charges	58.0	—
Stock-based compensation	7.3	10.6
(Benefit) provision for deferred taxes	(31.9)	11.2
Other	(2.5)	(10.3)
Changes in assets and liabilities:
Accounts receivable	(6.7)	12.3
Inventories	(7.5)	(3.2)
Amounts due from affiliates	(12.8)	(44.1)
Amounts due to affiliates	(45.5)	61.5
Prepaid and other current assets	(5.6)	(18.4)
Accounts payable and accrued liabilities	12.4	1.4
Pension and post-employment liabilities	(4.2)	(3.5)
Restructuring liabilities	(23.7)	(60.8)
Other	(3.4)	0.7
Net cash (used in) provided by operating activities	(59.2)	33.5
Cash flows from investing activities:
Capital expenditures	(71.3)	(83.4)
Notes receivable from affiliates	3.0	(15.9)
Other	(2.9)	—
Net cash used in investing activities	(71.2)	(99.3)
Cash flows from financing activities:
Principal payments on long-term debt	(11.1)	(1.4)
Proceeds from long-term debt borrowings	210.0	—
Deferred financing costs and original issuance discount	(11.9)	—
Net parent investment	(179.4)	14.6
Proceeds from issuance of ordinary shares	186.3	—
Proceeds from noncontrolling interests	—	4.5
Net cash provided by financing activities	193.9	17.7
Effect of exchange rate changes on cash and cash equivalents	(1.2)	(10.4)
Net increase (decrease) in cash and cash equivalents	62.3	(58.5)
Cash and cash equivalents at beginning of period	40.8	103.2
Cash and cash equivalents at end of period	$103.1	$44.7
Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$4.1	$0.8
Income taxes paid, net	$17.2	$18.8
Supplemental schedule of non-cash investing and financing activities:
Accounts payable relieved for acquisition of fixed assets	$(4.7)	$(16.5)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statement of Equity

	Ordinary Shares	Net Parent Investment	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SunEdison Semiconductor Limited Equity	Noncontrolling Interests	Total Equity

In millions
Balance at December 31, 2013	$—	$777.2	$—	$(110.2)	$667.0	$44.2	$711.2
Net loss	—	(11.5)	(68.2)	—	(79.7)	(0.8)	(80.5)
Formation transactions - recapitalization	937.0	(937.0)	—	—	—	(41.7)	(41.7)
Stock compensation expense	3.9	—	—	—	3.9	—	3.9
Other comprehensive loss	—	—	—	(12.2)	(12.2)	(0.5)	(12.7)
Net transfers from SunEdison	—	171.3	—	7.1	178.4	—	178.4
Balance at September 30, 2014 (Unaudited)	$940.9	$—	$(68.2)	$(115.3)	$757.4	$1.2	$758.6
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

Basis of Presentation
We operated as a business segment of SunEdison prior to the Offering. The combined financial statements for interim and annual periods prior to the Offering were derived from the consolidated financial statements and accounting records of SunEdison and included allocations for direct costs and indirect costs attributable to the operations of the semiconductor materials business of SunEdison. Our condensed consolidated financial statements for the nine month period ended September 30, 2014 were prepared following the Formation Transactions and the Offering.
The accompanying unaudited combined financial statements of SunEdison Semiconductor for the nine month periods ended September 30, 2014 and 2013 and the three month period ended September 30, 2013, as well as the unaudited condensed consolidated financial statements for the three month period ended September 30, 2014, have been prepared in accordance with U.S. generally accepted accounting principles ("US GAAP") and, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. We have presented our unaudited financial statements in accordance with the rules and regulations of the United States ("US") Securities and Exchange Commission ("SEC") applicable to interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. These unaudited financial statements should be read in conjunction with our Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014 ("Prospectus"), which contains SunEdison Semiconductor's audited combined financial statements and notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011, as well as our unaudited interim combined financial statements as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013. All intracompany balances and transactions have been eliminated in consolidating our unaudited combined and unaudited condensed consolidated financial statements.
Refer to the audited financial statements and the notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011 included in the Prospectus for further information on the Company's significant accounting policies. There have been no significant changes to our accounting policies since December 31, 2013.
SunEdison maintains a number of stock-based compensation and benefit programs at the corporate level. Our employees participate in those programs and as such, our unaudited combined financial statements included allocated expenses associated with those programs. Our unaudited condensed consolidated balance sheet as of September 30, 2014, and the combined balance sheet as of December 31, 2013 do not include any Parent outstanding equity related to the stock-based compensation programs. Both our unaudited condensed consolidated balance sheet as of September 30, 2014 and our audited combined balance sheet as of December 31, 2013 include net pension and postretirement benefit plan obligations in the US and certain foreign locations that are our direct obligation because substantially all of the Parent's legacy pension and other post-employment benefit plans relate solely to us. See Notes 6 and 14 for further description of the stock-based compensation and benefit programs.
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
Earnings per share data have been retroactively applied for the three and nine month periods ended September 30, 2013 because we did not operate as a separate legal entity with our own capital structure prior to the Offering.
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

Use of Estimates
We use estimates and assumptions in preparing our condensed consolidated financial statements that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, impairments, leases, inventory valuation, accrued liabilities including restructuring, warranties, and employee benefits, derivatives, stock-based compensation, and income taxes and asset recoverability, including allowances, among others. These estimates and assumptions are based on current facts, historical experience, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue, costs, and other expenses that are not readily apparent from other sources. Our future results of operations would be affected to the extent there are material differences between the estimates and actual results.

Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation adopted in the current period.

Accounting Standards Updates
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2015. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact that ASU 2014-08 will have on our consolidated financial statements and related disclosures upon adoption.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

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
Immediately following the Offering, the Company's equity ownership consisted of the following:

Shareholder	Ordinary Shares	% Ownership
SunEdison, Inc.	23,560,251	56.8%
Public	8,280,000	20.0%
Samsung Fine Chemicals Co., Ltd.	7,200,000	17.3%
Samsung Electronics Co., Ltd.	2,425,578	5.8%
Other	40,346	0.1%
Total Ordinary Shares	41,506,175	100.0%

3. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

2014 Consolidation of Crystal Activities
We announced a plan to consolidate our crystal operations during the first quarter of 2014. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan, and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and is currently being implemented. It is expected to be completed by the second half of 2015. Restructuring reversals of $0.5 million and restructuring charges of $3.5 million were recorded for the three and nine months ended September 30, 2014, respectively, and are included within restructuring charges (reversals) on the condensed consolidated statement of operations. We also recorded long-lived asset impairment charges of $0.7 million for the three and nine months ended September 30, 2014 related to the consolidation of the semiconductor crystal operations.

2011 Global Plan
The semiconductor industry experienced a downturn during the second half of 2011. We committed in December 2011 to a series of actions to reduce our global workforce, right size production capacity, and accelerate operating cost reductions in 2012 and beyond (the “2011 Global Plan”) in order to better align our business to then current and expected market conditions in the semiconductor market, as well as to improve our overall cost competitiveness and cash flows.
Details of the 2014 expenses, cash payments, and expected costs incurred related to the 2011 Global Plan are set out in the following table:

							As of September 30, 2014
In millions	Accrued December 31, 2013	Year-to-date Restructuring Reversals	Cash Payments	Non-cash Settlements	Currency	Accrued September 30, 2014	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and employee benefits	$21.0	$(1.5)	$(2.9)	$(0.9)	$(1.2)	$14.5	$35.1	$35.1
Contract termination	10.5	—	(10.5)	—	—	—	106.5	106.5
Other	24.2	(2.1)	(9.4)	2.0	(1.3)	13.4	35.8	35.8
Total	$55.7	$(3.6)	$(22.8)	$1.1	$(2.5)	$27.9	$177.4	$177.4
We recorded net restructuring reversals of $14.4 million for the nine months ended September 30, 2014, which were mostly incurred during the first six months of 2014, due to a favorable settlement of a polysilicon supply agreement negotiated in 2013 with a subsidiary of SunEdison, but settled during the first half of 2014. The favorable settlement with a subsidiary of SunEdison was recorded within restructuring charges (reversals) on the condensed consolidated statement of operations with an offset to accounts receivable, affiliate in the condensed consolidated balance sheet, and thus is not reflected in the table above. This favorable settlement with a subsidiary of SunEdison is not reflected in the condensed consolidated statement of cash flows as this is a non-cash transaction. Other revisions to our estimated restructuring liabilities included $1.3 million of net charges which were recorded during the three months ended September 30, 2014 and $3.6 million of net reversals which were recorded during the nine months ended September 30, 2014 due to actual results differing from our previous estimates.
During the second quarter of 2014, we executed a favorable settlement of a polysilicon supply agreement with a subsidiary of SunEdison. This settlement resulted in non-cash capital contributions in the form of intercompany debt forgiveness which did not change the statement of operations but increased shareholders' equity by $32.3 million. Because this is a non-cash transaction, the Company recorded a net increase in net parent investment of approximately $32.3 million which is not reflected in the condensed consolidated statement of cash flows or the table above.
During the third quarter of 2014, we received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. These offers indicated to us that the carrying value of the assets exceeded the estimated fair value. As a result of an impairment analysis, we recorded approximately $57 million of non-cash charges to write down these assets to their estimated fair value. These charges are recognized as long-lived asset impairment charges in our condensed consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of these assets exceeded their estimated fair value after consideration of their future cash flows using management's assumptions (Level 3).
There were $35.4 million and $41.5 million, respectively, in net restructuring reversals for the three and nine months ended September 30, 2013 pertaining to favorable settlements of contractual obligations and revisions to our estimated restructuring liabilities differing from our previous estimates related to the restructuring plans. We made approximately $64.9 million in cash payments related to these plans for the nine months ended September 30, 2013.

4. INVENTORIES

Inventories consist of the following:

	As of September 30, 2014	As of December 31, 2013
In millions
Raw materials and supplies	$31.2	$37.5
Goods in process	55.5	48.1
Finished goods	43.7	42.5
Total inventories	$130.4	$128.1

5. DEBT

Debt outstanding consists of the following:

	As of September 30, 2014			As of December 31, 2013
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Long-term debt	$207.5	$2.1	$205.4	$10.4	$2.8	$7.6

Senior Secured Credit Facility
On May 27, 2014, the Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). Under the Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. As of September 30, 2014, no amounts were outstanding under the Revolving Facility, but $3.2 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility shall be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity. The first payment was made on September 30, 2014.
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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.5 to 1.0 for the fiscal quarters ending September 30, 2014 and December 31, 2014; (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015; and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. As of September 30, 2014, we were in compliance with all covenants of the Credit Facility.

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

Other Financing Arrangements
We have short-term committed financing arrangements of $23.5 million at September 30, 2014, of which there were no borrowings outstanding as of September 30, 2014. Of this amount, $17.5 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.
The estimated fair value of our debt was $203.3 million and $9.8 million as of September 30, 2014 and December 31, 2013, respectively. Fair value of this debt is calculated using a discounted cash flow model (Level 2 assumptions) with consideration for our non-performance risk (Level 3 assumptions).

6. STOCK-BASED COMPENSATION

We have equity incentive plans that provide for the award of non-qualified stock options, performance shares, and restricted stock units ("RSU") to employees and non-employee directors. We filed a registration statement on Form S-8 on June 10, 2014 to register an aggregate of 11,000,000 ordinary shares reserved for issuance under the equity incentive plans we adopted in connection with the Offering. As of September 30, 2014, there were approximately 7.9 million shares remaining available for future grant under these plans.
The following table presents information regarding outstanding stock options as of September 30, 2014, and changes during the nine months ended September 30, 2014:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	—	$—
Granted	1,709,102	15.76
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding at September 30, 2014	1,709,102	$15.76	$6.1	10
Options exercisable at September 30, 2014	—	$—	$—	—
In connection with the Offering and the Company's annual grant, approximately 1.7 million stock options were granted for the nine month period ended September 30, 2014. The weighted-average grant-date fair value per share of options granted was $5.12 for the nine month period ended September 30, 2014.
The following table presents information regarding outstanding restricted stock units as of September 30, 2014, and changes during the nine months ended September 30, 2014:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2013	—
Granted	1,398,821
Converted	—
Forfeited	(7,107)
Outstanding at September 30, 2014	1,391,714	$26.9	4
In connection with the Offering and the Company's annual grant, approximately 1.4 million restricted stock units were granted for the nine month period ended September 30, 2014. The weighted-average fair value of restricted stock units on the date of grant was $16.86 for the nine months ended September 30, 2014.

Our Participation in Parent's Incentive Plans
SunEdison maintains a number of stock-based compensation programs at the corporate level. Our employees have historically participated in those programs and, as such, we were allocated expenses associated with those programs based on the actual number of stock-based compensation awards granted to our employees. Our condensed consolidated balance sheets do not include any Parent outstanding equity related to the stock-based compensation programs. Our employees retained the rights to those equity incentive awards as our Parent maintains a majority ownership interest in us. Therefore, they are accounted as equity-classified awards. As a result, we have included this stock-based compensation expense in our condensed consolidated financial statements. Stock-based compensation expense of $3.4 million was reported as net parent investment on the condensed combined statement of equity prior to the Offering.
Stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $3.3 million and $4.1 million, respectively. Stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $7.3 million and $10.6 million, respectively. Stock-based compensation expense is reported as follows in the condensed consolidated statement of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
In millions
Cost of goods sold	$1.1	$1.3	$2.6	$3.0
Marketing and administration	1.5	2.2	3.0	6.0
Research and development	0.7	0.6	1.7	1.6
Stock-based employee compensation	$3.3	$4.1	$7.3	$10.6
The amount of stock-based compensation cost capitalized into inventory and fixed assets was not material for the three and nine months ended September 30, 2014 and 2013. Further, the recognition of excess tax benefits from share-based payment arrangements was not material for the three and nine months ended September 30, 2014 and 2013.

7. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net income by the number of weighted-average ordinary shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average ordinary shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for restricted stock units and stock option exercises. The Company calculates the dilutive effect of outstanding restricted stock units and stock options on (loss) earnings per share by application of the treasury stock method.
The computations of basic and diluted (loss) earnings per share assumes that the number of ordinary shares outstanding for all periods prior to the closing of the Offering on May 28, 2014 was equal to the number of ordinary shares of SunEdison Semiconductor Limited outstanding on May 28, 2014.
Basic and diluted (loss) earnings per share ("EPS") for the three month periods ended September 30, 2014 and 2013 were calculated as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net (loss) income attributable to SunEdison Semiconductor Limited shareholders	$(79.4)	$(79.4)	$9.3	$9.3

EPS Denominator:
Weighted-average shares outstanding	41.5	41.5	41.5	41.5
(Loss) earnings per share	$(1.91)	$(1.91)	$0.22	$0.22
Basic and diluted EPS for the nine month periods ended September 30, 2014 and 2013 were calculated as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(79.7)	$(79.7)	$(14.4)	$(14.4)

EPS Denominator:
Weighted-average shares outstanding	41.5	41.5	41.5	41.5
Loss per share	$(1.92)	$(1.92)	$(0.35)	$(0.35)
The computations for diluted loss per share for the three and nine months ended September 30, 2014 excludes approximately 1.7 million options to purchase SunEdison Semiconductor shares and 1.4 million restricted stock units because the effect would have been anti-dilutive. No SunEdison Semiconductor options or restricted stock units were outstanding during the three and nine month periods ended September 30, 2013.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) from the Company includes foreign currency translation and pension adjustments.
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Foreign Currency Items (1)
Beginning balance	$(57.2)	$(70.3)	$(76.3)	$(28.1)
Other comprehensive (loss) income before reclassifications	(30.9)	11.6	(11.8)	(30.6)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive (loss) income	(30.9)	11.6	(11.8)	(30.6)
Balance at September 30	$(88.1)	$(58.7)	$(88.1)	$(58.7)

Available-for-sale Securities
Beginning balance	$—	$0.2	$—	$0.2
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive (loss) income	—	—	—	—
Balance at September 30	$—	$0.2	$—	$0.2

Pension Plans
Beginning balance	$(27.1)	$(67.3)	$(33.9)	$(67.3)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	(0.1)	1.9	(0.4)	1.9
Net other comprehensive (loss) income	(0.1)	1.9	(0.4)	1.9
Amount of accumulated other comprehensive income transferred from SunEdison (2)	—	—	7.1	—
Balance at September 30	$(27.2)	$(65.4)	$(27.2)	$(65.4)

Accumulated other comprehensive loss at September 30	$(115.3)	$(123.9)	$(115.3)	$(123.9)
(1) Excludes foreign currency adjustments related to noncontrolling interests. See the condensed consolidated statements of comprehensive (loss) income.
(2) Amount represents the non-cash transfer of accumulated other comprehensive income from SunEdison as part of the Formation Transactions.
The following table presents reclassifications from accumulated other comprehensive loss and the affected line in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statement of Operations
In millions	2014	2013	2014	2013
Amortization of net actuarial gain (loss) and prior service credit (cost)	$0.1	$(1.9)	$0.4	$(1.9)	Marketing and administration expense

9. DERIVATIVES AND HEDGING INSTRUMENTS

Derivatives and hedging activities consist of:

		Assets (Liabilities) at Fair Value
In millions	Balance Sheet Location	As of September 30, 2014		As of December 31, 2013
Derivatives not designated as hedging:
Currency forward contracts (1)	Prepaid and other current assets	$0.1		$—
Currency forward contracts (1)	Accrued liabilities	$(1.3)		$(3.1)
(1) Currency forward contracts are recorded on the condensed consolidated balance sheet at fair value using Level 1 inputs.

		Losses (Gains)		(Gains) Losses
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Location	2014	2013	2014	2013
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$4.3	$(3.8)	$(0.2)	$6.6
We utilize currency forward contracts to mitigate financial market risks of fluctuations in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to SunEdison Semiconductor. A substantial portion of our revenue and capital spending is transacted in the U.S. dollar. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. We have established transaction-based hedging programs to protect against reductions in the value and volatility of future cash flows caused by changes in foreign exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We may have outstanding contracts with several major financial institutions for these hedging transactions at any point in time. Our maximum counterparty credit risk with these institutions is limited to any gain on our outstanding contracts. These currency forward contracts had net notional amounts of $122.8 million and $222.5 million, as of September 30, 2014 and December 31, 2013, respectively, and are accounted for as economic hedges, for which hedge accounting was not applied.

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

11. COMMITMENTS AND CONTINGENCIES

Purchase Commitments
We provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations under those contracts as part of our restructuring activities announced in the fourth quarter of 2011. We recorded significant restructuring liabilities associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time in connection with the restructuring. We had liabilities of $10.5 million as of December 31, 2013 associated with the settlements arising from these take-or-pay supply agreements and estimated purchase obligations, all recorded as short-term restructuring liabilities in the consolidated balance sheet. There are no such liabilities as of September 30, 2014 as we have paid these liabilities in 2014 in accordance with the terms of those settlements.

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

12. INCOME TAXES

We record income tax expense (benefit) each quarter based on our best estimate of the full year effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment, and the tax effects of those items are reported in the quarter that such events arise. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates, and the expiration of statutes of limitations.
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit for the nine month period ended September 30, 2014 was impacted by a discrete reduction of the valuation allowance on certain deferred tax assets of $47.4 million due to our ability to realize those benefits in the future. This discrete reduction of the valuation allowance was largely offset by the changes in the geographical mix of earnings from operations and the tax impact of the valuation allowance recorded against the deferred tax asset related to the impairment recorded in the third quarter associated with our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. The income tax expense for the three month period ended September 30, 2014 was primarily related to the taxes imposed on certain profitable operations in various foreign jurisdictions and the tax impact of the valuation allowance recorded against the deferred tax asset related to the impairment recorded in the third quarter associated with our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. This expense was partially offset by a discrete reduction of the valuation allowance on certain deferred tax assets of $17.8 million due to our ability to realize those benefits in the future. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future taxable income (losses), the expected timing of the reversals of existing temporary differences, and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of September 30, 2014 and December 31, 2013, were $45.4 million and $21.5 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets that have not been offset by a valuation allowance at September 30, 2014.
We are domiciled in Singapore, however we are subject to income taxes in the United States and numerous foreign jurisdictions. We are subject to income tax audits in these jurisdictions from time to time. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The accrual for uncertain tax positions as of September 30, 2014 and December 31, 2013 was $1.5 million and $1.6 million, respectively.
Management has reviewed its repatriation policy during the first nine months of 2014 with respect to our planned legal structure and concluded that the undistributed current earnings of certain subsidiaries may be remitted to the Singapore parent and its subsidiaries in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our worldwide subsidiaries and operations, after taking into consideration the tax effects of such remittances. Of our cash and cash equivalents as of September 30, 2014, $71.7 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.
We are under examination by certain international tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months and have recorded amounts in the financial statements that are reflective of the current status of these examinations.

13. RELATED PARTY TRANSACTIONS

Corporate Allocations
Refer to Note 1 for a discussion on historical corporate expense allocations.

Transactions with Affiliates
We sell intermediate products such as polysilicon, trichlorosilane gas, ingots, scrap wafers, and other inventory items to SunEdison's subsidiaries in the United States, Europe, and Asia for use in their operations. We also provide limited services to SunEdison following the Offering as outlined in a transition services agreement. Any receivables related to these sales and services to SunEdison are recognized as accounts receivable, affiliate in the condensed consolidated balance sheet and shipment of products is recognized as net sales to affiliates in the condensed consolidated statement of operations. Net sales to affiliates were $0.8 million and $1.4 million for the three and nine month periods ended September 30, 2014, respectively. Net sales to affiliates were $0.4 million and $5.5 million for the three and nine month periods ended September 30, 2013, respectively. We had $8.1 million and $14.1 million of accounts receivable, affiliate as of September 30, 2014 and December 31, 2013, respectively.
We purchase products, primarily polysilicon, from SunEdison and its subsidiaries. SunEdison had in the past also performed financing, cash management, treasury, and other services for us on a centralized basis, and continues to provide limited services for us following the Offering as outlined in a transition services agreement. Accounts payable, affiliate were $10.9 million and $106.8 million as of September 30, 2014 and December 31, 2013, respectively.
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

Notes Receivable and Debt - Affiliate
Prior to the Offering, certain intercompany loans were made to/by certain SunEdison and SunEdison Semiconductor subsidiaries. The related notes matured in less than one year, but were generally renewed and, therefore, considered long-term and recorded in notes receivable, affiliate and long-term debt, affiliate. Interest on the notes was calculated based on fixed rates ranging from 2.00% to 3.00%. There were no notes receivable, affiliate outstanding as of September 30, 2014 and $18.7 million of notes receivable, affiliate was outstanding as of December 31, 2013. There was no long-term debt payable, affiliate outstanding as of September 30, 2014 and December 31, 2013.
During the nine months ended September 30, 2014, we settled $15.0 million of notes receivable, affiliate from certain SunEdison subsidiaries by offsetting a portion of those amounts against accounts payable, affiliate we have with certain other SunEdison subsidiaries. Of the $15.0 million in settlements of notes receivable, affiliate balances, $12.0 million are non-cash transactions which are excluded from the condensed consolidated statements of cash flows. The remaining $3.8 million in intercompany notes between SunEdison and SunEdison Semiconductor were settled in connection with the Offering, as previously discussed, by offsetting a portion of the intercompany loans against accounts payable, affiliate balances with certain SunEdison subsidiaries.
Interest income on intercompany notes receivable and interest expense on intercompany borrowings is recorded as interest, net - affiliates on the condensed consolidated statements of operations.

14. EMPLOYEE-RELATED LIABILITIES

The changes in pension and other post-employment benefit plans are not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013. SunEdison also maintains a number of benefit programs at the corporate level. Our employees have historically participated in those programs and, as such, we were allocated expenses associated with those programs.
SunEdison received a notice from the Pension Benefit Guaranty Corporation (“PBGC”) in May 2014 that it intends to require an additional contribution to our U. S. pension plan under ERISA section 4062(e), which was transferred to us upon the completion of the Offering. SunEdison has not received a formal assessment or concluded the negotiation process with the PBGC. On July 8, 2014, the PBGC announced a moratorium through the end of 2014 on the enforcement of 4062(e) cases. Therefore, we have not yet made any modifications to our U.S. pension plan assets. The U.S. pension plan was in an over-

funded status on a US GAAP basis as of December 31, 2013, and we have not recorded any additional amounts to fund the pension plan as a result of the PBGC notice because we believe the over-funded amount is sufficient to cover the request for contribution by the PBGC. We do not expect any final resolution with the PBGC to have a material impact on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements for the nine months ended September 30, 2014 and 2013 and the three months ended September 30, 2013, and our unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2014, and the notes thereto. The unaudited financial statements included herein should be read in conjunction with our Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014 ("Prospectus"), which contains SunEdison Semiconductor's audited combined financial statements, and the notes thereto as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations. The Prospectus also includes our unaudited interim combined financial statements for the three month periods ended March 31, 2014 and 2013. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

OVERVIEW

We are a global leader in the development, manufacture, and sale of silicon wafers to the semiconductor industry. We operated as a business segment of SunEdison until May 28, 2014, when we closed on the initial public offering of 8,280,000 of our ordinary shares ("the Offering"). We believe the completion of the Offering allows us, as an independent company, to pursue our own strategies, focus on our key markets and customers, and optimize our capital structure.
During the third quarter of 2014, we continued to execute on our strategic plan to improve our performance and meet the competitive demands of the semiconductor industry. Our business strategy targets the most significant opportunities and challenges we face, including:

•	Operating cash flow management;

•	Manufacturing cost reductions;

•	Optimization of factory utilization; and

•	Continued sales growth in higher margin products such as silicon-on-insulator ("SOI") wafers.
We continued to experience downward pricing pressures arising from softness in the semiconductor industry during the third quarter of 2014, which negatively impacted our net sales. However, as a result of improved cost management and lower input costs, we were able to improve our gross profit this quarter, compared to the third quarter of 2013.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014, Compared to the Three Months Ended September 30, 2013

Net Sales

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Net sales to non-affiliates	$212.4	$232.2	$(19.8)	(8.5)%
Net sales to affiliates	0.8	0.4	0.4	100.0%
Net sales	$213.2	$232.6	$(19.4)	(8.3)%
Net sales to non-affiliates decreased for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry, only partially offset by a more favorable product mix with higher sales of the more advanced SOI wafers. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Gross Profit

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Cost of goods sold	$186.4	$211.5	$(25.1)	(11.9)%
Gross profit	$26.8	$21.1	$5.7	27.0%
Gross margin	12.6%	9.1%

Gross profit increased for the three months ended September 30, 2014, compared to the three month period ended September 30, 2013, primarily due to more favorable polysilicon costs, continued focus on manufacturing cost reductions, and a more favorable product mix. These factors were offset in part by lower average selling prices for our wafers and decreases in volume.

Marketing and Administration

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Marketing and administration	$22.3	$27.5	$(5.2)	(18.9)%
As a percentage of net sales	10.5%	11.8%
Marketing and administration expenses decreased for the three months ended September 30, 2014, compared to the same period in 2013, primarily as a result of lower administration expenses we incurred as an independent publicly traded company in comparison to our historical combined financial statements prior to the Offering which included expenses of SunEdison that were allocated to us for certain general corporate and administrative functions.

Research and Development

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Research and development	$8.1	$7.9	$0.2	2.5%
As a percentage of net sales	3.8%	3.4%
Research and development expenses increased for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to spending to enhance our capabilities in advanced substrates and to broaden our product offerings, offset in part by lowering spending due to our decision to consolidate the semiconductor crystal operations announced in February 2014.

Restructuring Charges (Reversals)

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Restructuring charges (reversals)	$0.9	$(35.6)	$36.5	(102.5)%
We recorded net restructuring expenses for the three months ended September 30, 2014 due to net unfavorable revisions to our estimated restructuring liabilities.
We recorded restructuring reversals during the three months ended September 30, 2013 as a result of net favorable revisions to our estimated restructuring liabilities, primarily due to the settlement of certain contractual obligations and changes in estimates related to restructuring actions associated with our 2011 Global Plan.

Long-lived Asset Impairment Charges

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Long-lived asset impairment charges	$58.0	$—	$58.0	n/m
During the third quarter of 2014, we received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. These offers indicated to us that the carrying value of the assets exceeded the estimated fair value. As a result of an impairment analysis, we recorded approximately $57 million of non-cash charges to write down these assets to their estimated fair value.

Non-Operating Expense (Income)

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Interest expense	$3.8	$0.3	$3.5	1,166.7%
Interest income	(0.2)	(0.2)	—	—%
Interest, net - affiliates	—	(1.0)	1.0	(100.0)%
Other, net	2.7	—	2.7	n/m
Total non-operating expense (income)	$6.3	$(0.9)	$7.2	(800.0)%
Non-operating expenses increased for the three months ended September 30, 2014, compared to the same period of 2013, primarily due to additional interest expense on our $210.0 million senior secured term facility and $50.0 million senior secured revolving facility, that were executed on May 27, 2014. In addition, interest income from affiliates was reduced in 2014 as a result of changes in intercompany loans to and from SunEdison. For the three months ended September 30, 2014, we also experienced net unfavorable change in foreign currency exchange rates and related gains and losses on settlements of derivative foreign currency forward contracts, which are recorded in other, net.

Income Taxes

	For the Three Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Income tax expense	$10.4	$12.9	$(2.5)	(19.4)%
Income tax rate as a percentage of (loss) income before income taxes	n/m	n/m
The income tax expense for the three months ended September 30, 2014 was primarily related to the taxes imposed on certain profitable operations in various foreign jurisdictions and the tax impact of the valuation allowance recorded against the deferred tax asset related to the impairment recorded in the third quarter associated with our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. This expense was partially offset by a discrete reduction of the valuation allowance on certain deferred tax assets of $17.8 million due to our ability to realize those benefits in the future.

Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013

Net Sales

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Net sales to non-affiliates	$632.8	$703.5	$(70.7)	(10.0)%
Net sales to affiliates	1.4	5.5	(4.1)	(74.5)%
Net sales	$634.2	$709.0	$(74.8)	(10.6)%
Net sales to non-affiliates decreased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Cost of goods sold	$578.7	$634.0	$(55.3)	(8.7)%
Gross profit	$55.5	$75.0	$(19.5)	(26.0)%
Gross margin	8.8%	10.6%
Gross profit decreased for the nine months ended September 30, 2014, compared to the same period of 2013. The decrease was primarily the result of lower average selling prices for our wafers and decreases in volume, only partially offset by more favorable polysilicon costs and continued manufacturing cost reductions.

Marketing and Administration

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Marketing and administration	$63.7	$75.9	$(12.2)	(16.1)%
As a percentage of net sales	10.0%	10.7%
Marketing and administration expenses decreased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily as a result of lower administration expenses we incurred as an independent publicly traded company in comparison to our historical combined financial statements prior to the Offering which included expenses of SunEdison that were allocated to us for certain general corporate and administrative functions.

Research and Development

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Research and development	$26.4	$27.9	$(1.5)	(5.4)%
As a percentage of net sales	4.2%	3.9%
Research and development expenses decreased for the nine months ended September 30, 2014, compared to the same period in 2013, primarily as a result of our decision to consolidate the semiconductor crystal operations announced in February 2014. This decrease was partially offset by increased spending to enhance our capabilities in advanced substrates and broaden our product offerings.

Restructuring Reversals

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Restructuring reversals	$(14.5)	$(41.1)	$26.6	(64.7)%
We recorded net restructuring reversals for the nine months ended September 30, 2014 due to a $14.4 million favorable settlement of a polysilicon supply agreement negotiated in 2013, but settled during the first half of 2014, and $3.6 million of other net favorable revisions to our estimated restructuring liabilities. These restructuring reversals were partially offset by approximately $3.5 million of restructuring expenses related to our plan to consolidate our semiconductor crystal operations that was announced in February 2014.
We recorded restructuring reversals for the nine months ended September 30, 2013 as a result of net favorable revisions to our estimated restructuring liabilities, primarily due to the settlement of certain contractual obligations and changes in estimates related to restructuring actions associated with our 2011 Global Plan.

Long-lived Asset Impairment Charges

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Long-lived asset impairment charges	$58.0	$—	$58.0	n/m
During the third quarter of 2014, we received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. These offers indicated to us that the carrying value of the assets exceeded the estimated fair value. As a result of an impairment analysis, we recorded approximately $57 million of non-cash charges to write down these assets to their estimated fair value.

Non-Operating Expense (Income)

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Interest expense	$5.5	$0.6	$4.9	816.7%
Interest income	(0.4)	(0.4)	—	—%
Interest, net - affiliates	(0.1)	(3.1)	3.0	(96.8)%
Other, net	(0.6)	(4.1)	3.5	(85.4)%
Total non-operating expense (income)	$4.4	$(7.0)	$11.4	(162.9)%
Non-operating income decreased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to additional interest expense associated with our $210.0 million senior secured term facility and $50.0 million senior secured revolving facility executed on May 27, 2014. In addition, interest income from affiliates was reduced in 2014 as a result of changes in intercompany loans to and from SunEdison. For the nine months ended September 30, 2014, we also experienced a less net favorable change in foreign currency exchange rates and related gains and losses on settlements of derivative foreign currency forward contracts, which are recorded in other, net.

Income Taxes

	For the Nine Months Ended September 30,		Change
	2014	2013	Dollars	Percent
(dollars in millions)
Income tax (benefit) expense	$(2.3)	$31.4	$(33.7)	(107.3)%
Income tax rate as a percentage of loss before income taxes	n/m	n/m
The income tax benefit for the nine months ended September 30, 2014 was impacted by a discrete reduction of the valuation allowance on certain deferred tax assets of $47.4 million due to our ability to realize those benefits in the future. This discrete reduction of the valuation allowance was largely offset by the changes in the geographical mix of earnings from operations and the tax impact of the valuation allowance recorded against the deferred tax asset related to the impairment recorded in the third quarter associated with our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility.

LIQUIDITY AND CAPITAL RESOURCES

We expect our primary sources of liquidity in the future to be cash generated from operations and borrowings available under our senior secured revolving facility. Our principal uses of liquidity will be to fund our working capital needs, capital expenditures, and service our outstanding indebtedness. We believe our liquidity will be sufficient to fund our operations for at least the next twelve months. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may be forced to reduce or delay our capital expenditures, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
Cash and cash equivalents as of September 30, 2014 totaled $103.1 million, compared to $40.8 million as of December 31, 2013. Cash and cash equivalents increased primarily due to the net effects of the series of transactions undertaken by SunEdison to transfer ownership of its semiconductor materials business to us (the "Formation Transactions") and the Offering. Of our cash and cash equivalents as of September 30, 2014, $71.7 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.
The table below sets forth our summary cash flow information for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,
	2014	2013
(in millions)
Net cash (used in) provided by:
Operating activities	$(59.2)	$33.5
Investing activities	$(71.2)	$(99.3)
Financing activities	$193.9	$17.7

Net Cash (Used in) Provided by Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2014 was $59.2 million, which represents a $92.7 million decrease from $33.5 million in cash provided by operations for the nine months ended September 30, 2013. Net cash used in operating activities for the nine months ended September 30, 2014 was attributable in part to our net loss of $80.5 million, adjusted for non-cash items including $87.4 million of depreciation and amortization, $58.0 million in long-lived asset impairment charges, and a $31.9 million benefit from deferred taxes. Uses of cash included a $45.5 million decrease in affiliate accounts payable primarily driven by the net payment of intercompany balances to SunEdison in connection with the Formation Transactions, a $23.7 million decrease in restructuring liabilities resulting from cash payments made to settle supply contract obligations, and a $7.5 million increase in inventory to supply our customer needs as a result of increases in net sales from the fourth quarter of 2013. We generated cash from a $12.4 million increase in accounts payable and accrued liabilities due to the timing of vendor payments.
Net cash provided by operating activities for the nine months ended September 30, 2013 was attributable in part to our net loss of $12.1 million, adjusted for non-cash items including $88.2 million of depreciation and amortization, $10.6 million of share-based compensation expense, and $11.2 million provision for deferred income taxes. Uses of cash included a $60.8 million decrease in restructuring liabilities arising from cash payments and contract settlements associated with the 2011 Global Plan and a $44.1 million increase in accounts receivable, affiliate due to the timing of intercompany receipts from SunEdison determined by our operations needs. We generated cash from a $61.5 million increase in accounts payable, affiliate driven by the timing of the intercompany payments from SunEdison as determined by our operational needs, and a $12.3 million decrease in accounts receivable due to the timing of customer receipts.

Net Cash Used in Investing Activities
Notes receivable from SunEdison are reflected as investing activities in the condensed consolidated statements of cash flows.
Net cash used in investing activities for the nine months ended September 30, 2014 consisted of $71.3 million of capital expenditures, a $12.1 million decrease from capital expenditures of $83.4 million for the nine months ended September 30, 2013. Cash used for capital expenditures was partially offset by a $3.0 million decrease in notes receivable, affiliate. Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of $83.4 million of capital expenditures and a $15.9 million increase in notes receivable, affiliate.

Net Cash Provided by Financing Activities
Borrowings from SunEdison are reflected as financing activities in the condensed consolidated statements of cash flows.
Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of $210.0 million of proceeds from long term debt borrowings and $186.3 million in net proceeds from the issuance of ordinary shares as part of the Offering. These cash inflows were offset by a $179.4 million reduction in net parent investment contributions by us to SunEdison primarily related to the full repayment of the intercompany notes payable of $215.2 million that resulted from the Formation Transactions, $11.1 million in principal payments on long term debt, including $10.6 million owed to a bank by our Japanese subsidiary, $0.5 million in principal payments on the Term Facility, and $11.9 million in payments of financing and debt issuance costs related to the Credit Facility. Net cash provided by financing activities for the nine months ended September 30, 2013 consisted primarily of $14.6 million in net parent investment proceeds received by us from SunEdison.

Senior Secured Credit Facility
On May 27, 2014, the Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). Under the Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. As of September 30, 2014, no amounts were outstanding under the Revolving Facility, but $3.2 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility shall be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity. The first payment was made on September 30, 2014.
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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.5 to 1.0 for the fiscal quarters ending September 30, 2014 and December 31, 2014; (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015; and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30 million. As of September 30, 2014, we were in compliance with all covenants of the Credit Facility.

Other Financing Arrangements
We have short-term committed financing arrangements of $23.5 million at September 30, 2014, of which there were no borrowings outstanding as of September 30, 2014. Of this amount, $17.5 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related footnotes. In preparing these condensed consolidated financial statements, we have made our best estimates of certain amounts included in the condensed consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed, and how reasonably likely such change may have a material impact. Our significant accounting policies and estimates are more fully described in Note 2 to the audited combined financial statements for the year ended December 31, 2013 included in our Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014 ("Prospectus"). There have been no significant changes to our critical accounting policies and estimates since December 31, 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the condensed consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months, our expectation that the ultimate outcome of our legal proceedings, individually and in the aggregate, will not have a material adverse effect on us, our expectation that a final resolution with the PBGC will not have a material impact on our financial condition or results of operations, our belief that any repatriation tax effects will have minimal impact on our cash flows and our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus.
The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to SunEdison Semiconductor's market risks since December 31, 2013. Please refer to “Risk Factors” included in the Prospectus. Also see Note 9 to our unaudited condensed consolidated financial statements included herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting
There have been no changes in SunEdison Semiconductor's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, SunEdison Semiconductor's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 11 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Restrictions
The Credit Facility restricts the Company from making “restricted payments,” as defined in the agreement. These restricted payments include the declaration or payment of any dividend or any distribution on account of our equity interests. The Credit Facility also restricts the usage of our working capital in certain situations.

Initial Public Offering Use of Proceeds
On May 28, 2014, we closed on an initial public offering of 7,200,000 ordinary shares, pursuant to our registration statement on Form S-1 (File No. 333-191052), at a price to the public of $13.00 per ordinary share for aggregate proceeds to the Company of $93.6 million. The Company received net proceeds of $85.9 million, after deducting underwriting discounts, commissions, structuring fees, and offering expenses of approximately $7.7 million. Deutsche Bank Securities Inc., Goldman, Sachs & Co., and Wells Fargo Securities, LLC acted as managing underwriters of the offering. Following the offering, the underwriters exercised their over-allotment option to purchase an additional 1,080,000 ordinary shares at a price of $13.00 per ordinary share, providing additional gross proceeds of $14 million and net proceeds of $13.1 million, after deducting $0.9 million of underwriting discounts, commissions, and structuring fees.
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

SunEdison Semiconductor Limited

/s/ Jeffrey L. Hall
November 5, 2014	Name:	Jeffrey L. Hall
	Title:	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document