Form 10-K
period 2014-12-31
SunEdison Semiconductor Ltd
filed 2015-03-02
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
 ______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-36460
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
(65) 6681-9300
 ______________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
$0 Par Value Ordinary Shares	The NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
______________________________________

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐       No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

1

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐   Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's Ordinary Shares held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2014 of $16.93 as reported by the NASDAQ Global Select Market, and 17,945,924 shares outstanding on such date, was $303,824,493. The number of shares outstanding of the registrant's Ordinary Shares as of February 27, 2015, was 41,506,175 shares.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2014 Annual Report to Stockholders (Part I and Part II)

2

3

PART I

Item 1.        Business

Overview
SunEdison Semiconductor Limited and subsidiaries ("SunEdison Semiconductor", "SSL", the "Company", "we", "us", and "our") is a global leader in the development, manufacture, and sale of silicon wafers to the semiconductor industry. Wafers are used as the base substrate for nearly all semiconductor devices, which in turn provide the foundation for the entire electronics industry. Our business was established in 1959 and was known during most of our history as MEMC Electronic Materials, Inc. ("MEMC"). We have developed a broad product portfolio, an extensive global manufacturing footprint, process technology expertise, and supply chain flexibility, while increasing our capital efficiency and maintaining a lean operating culture.
Throughout our over 55 years of operations, we have pioneered a number of semiconductor industry firsts, including the development of the dislocation-free Czochralski ("CZ") silicon crystal growth process and the chemical-mechanical planarization ("CMP") process, as well as the initial production and commercialization of 100mm and 200mm semiconductor wafers. More recently, we have been a leader in the development of advanced substrates such as epitaxial ("EPI") wafers and wafers for the silicon-on-insulator ("SOI") market, which enable advanced computing and communications applications.
We primarily sell our products to the major semiconductor manufacturers in the world, including integrated device manufacturers and pure-play semiconductor foundries, and to a lesser extent, leading companies that specialize in wafer customization. Our largest customers were Samsung Electronics, Taiwan Semiconductor Manufacturing Company ("TSMC"), and STMicroelectronics during 2014. We operate facilities in major semiconductor manufacturing regions throughout the world, including Taiwan, Malaysia, South Korea, Italy, Japan, and the United States. We have chosen to locate our manufacturing facilities in regions that offer both low operating costs and close proximity to our customers to facilitate collaboration on product development activities and shorten product delivery times.
The Company historically consisted of the combined operations of certain entities formerly wholly-owned by SunEdison, Inc. (“SunEdison” or “Parent”). Following the completion of a series of transactions undertaken to transfer ownership of its semiconductor materials business (the "Formation Transactions"), SunEdison sold a minority interest in SunEdison Semiconductor through an initial public offering of our ordinary shares, which closed on May 28, 2014 (the "Offering" or "IPO"), and resulted in the creation of SunEdison Semiconductor Limited (prior to the Offering, SunEdison Semiconductor Pte. Ltd.), a stand-alone public company. In a subsequent secondary offering which closed on January 20, 2015, SunEdison sold additional shares of the Company resulting in SunEdison's minority ownership of the Company. See "Recent Events" below.
Our principal executive offices are located at 11 Lorong 3 Toa Payoh, Singapore 319579, and our telephone number at that address is +65 6681-9300. Our principal executive offices in the United States are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our website address is www.sunedisonsemi.com.

Formation Transactions

Initial Public Offering. We closed on an initial public offering of 7,200,000 ordinary shares, representing equity interests in the Company, at a price to the public of $13.00 per ordinary share on May 28, 2014. The Company received net proceeds of $85.9 million from the sale of the ordinary shares, after deducting underwriting discounts, commissions, structuring fees, and offering expenses of $7.7 million. Following the Offering, the underwriters exercised their over-allotment option to purchase an additional 1,080,000 ordinary shares at a price of $13.00 per ordinary share, providing additional net proceeds of $13.1 million, after deducting $0.9 million of underwriting discounts, commissions, and structuring fees.
Samsung Private Placements. Effective with the closing of the Offering, Samsung Fine Chemicals Co., Ltd. ("Samsung Fine Chemicals") and Samsung Electronics Co., Ltd. ("Samsung Electronics") (together, the "Samsung Purchasers") purchased $93.6 million and $31.5 million, respectively, of our ordinary shares in separate private placements at a price per share equal to the public offering price of $13.00 per ordinary share. Samsung Fine Chemicals is a joint venture partner of ours and SunEdison Products Singapore Pte. Ltd., a subsidiary of SunEdison, in SMP Ltd. ("SMP"). Samsung Electronics is one of our customers and was our joint venture partner in MEMC Korea Company ("MKC"). Samsung Fine Chemicals made an aggregate cash investment in us of $93.6 million and, in a non-cash transaction, Samsung Electronics transferred to us its remaining 20% interest in MKC as consideration for the issuance of the ordinary shares. We realized net proceeds from the Samsung Fine Chemicals investment in us of $87.3 million after deducting underwriting discounts, commissions, structuring fees, and offering expenses of $6.3 million. As a result of obtaining the 20% interest in MKC, we have redeemed the noncontrolling interest in this entity because MKC is now a wholly-owned subsidiary of the Company. There was no gain or loss recognized in connection with these transactions.

Investment in SMP. SunEdison acquired a 35% interest in SMP from Samsung Fine Chemicals Co., Ltd for a cash purchase price of 143.9 billion South Korean won, or $140.7 million, and contributed that interest in SMP to us as part of the Formation Transactions. SMP owns a polysilicon manufacturing facility which was recently completed and is in the initial stages of production.
Senior Secured Credit Facility. On May 27, 2014, the Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”), and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). Under the Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million, and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. As of December 31, 2014, no amounts were outstanding under the Revolving Facility, but $3.2 million of third party letters of credit were outstanding, which reduced the available borrowing capacity. The principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity.
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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.5 to 1.0 for the quarters ended September 30, 2014 and December 31, 2014; (ii) 3.0 to 1.0 for the quarters ending March 31, 2015 and June 30, 2015; and (iii) 2.5 to 1.0 for the quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million.

Recent Events
On January 20, 2015, a secondary public offering of 17,250,000 ordinary shares by selling shareholders ("Secondary Offering") was closed. In connection with the Secondary Offering, our former parent company and largest shareholder, SunEdison, ceased to own more than 50% of our outstanding ordinary shares. We did not receive any of the proceeds from the sale of these ordinary shares.
Immediately following the Secondary Offering, the Company's equity ownership consisted of the following:

Shareholder	Ordinary Shares	% Ownership
Public	25,530,000	61.5%
SunEdison, Inc.	10,608,904	25.6%
Samsung Fine Chemicals Co., Ltd.	3,910,000	9.4%
Samsung Electronics Co., Ltd.	1,416,925	3.4%
Other	40,346	0.1%
Total Ordinary Shares	41,506,175	100.0%

Products and Applications

Our wafers are used as the base substrate for the manufacture of various types of semiconductor devices, including microprocessors, memory, analog, mixed-signal and radio frequency ("RF") integrated circuits, discrete, application specific integrated circuits, microelectromechanical systems ("MEMS"), and image sensors. These semiconductor devices are used in computers, smart phones, tablets and other mobile electronic devices, automobiles, and other consumer and industrial products. We have approximately 1,500 products in our portfolio. We offer wafers with a wide variety of features and in varying sizes, flatness characteristics, crystal properties, and electrical properties to satisfy numerous product specifications required by our customers. Our wafers range in size from 100mm to 300mm. We also manufacture a limited number of 450mm mechanical wafers, which are used by semiconductor equipment manufacturers for the development of next generation process equipment. We will continue to monitor the development of the 450mm wafer market and, if circumstances warrant, we will adjust our development and production capabilities.
The chart below summarizes our products, the diameters in which we offer each product, and the principal applications for each product.

Wafer Diameter (millimeters)
Products	150 and Less	200	300	450	Principal Applications

Polished Wafers:

Low Resistivity	✓	✓	✓		Power devices

High Resistivity		✓	✓		RF devices, Power devices

Standard (Prime/Test)	✓	✓	✓	✓	Memory, Logic, Analog

Low COP Prime	✓	✓	✓		Logic, Analog

Annealed		✓	✓		Logic, Analog

Perfect Silicon		✓	✓		Memory

MDZ	✓	✓	✓		Logic, Analog

OPTIA Perfect Silicon +MDZ		✓	✓		Memory, Logic, Analog

EPI Wafers:

Standard CMOS/AEGISTM	✓	✓	✓		Logic, Image sensors, Memory

Power Discrete	✓	✓			Power devices

Custom	✓	✓	✓		Various applications

SOI Wafers:

Power		✓	✓		Power devices, MEMS

FD/Perfect			✓		Logic

RF/Charge Trap Layer		✓	✓		RF devices
Depending on market conditions, we also sell intermediate products such as polysilicon, TCS gas, ingots, and scrap wafers to semiconductor device and equipment makers. These sales have not been material to our results of operations since December 2011.

Polished Wafers
Our polished wafers are used in a wide range of applications, including memory, analog, RF devices, digital signal processors, or DSPs, and power devices. Our polished wafer is a polished, highly refined, pure wafer with an ultra-flat and ultra-clean surface. We manufacture the vast majority of our polished wafers with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. Wafer flatness and cleanliness requirements, along with crystal perfection, have become increasingly important as semiconductor devices become more complex and transistors decrease in size.

Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our technologies and processes, including MDZ®. Our MDZ® product feature can increase our customers’ yields by drawing impurities away from the surface of the wafer during device processing in a manner that is efficient and reliable, with results that are reproducible. We believe the OPTIA™ wafer is one of the most technologically advanced polished wafers available today. Our annealed wafer is a polished wafer with near surface crystalline defects dissolved during a high-temperature thermal treatment.
We also supply test/monitor wafers to our customers for their use in testing semiconductor fabrication lines and processes. Although test/monitor wafers are substantially the same as polished wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous.

EPI Wafers
EPI wafers increase the reliability and decrease the power consumption of semiconductor devices and therefore are increasingly used in mobile device and cloud infrastructure applications. Our EPI wafers consist of a thin silicon layer grown on the polished surface of the wafer. Typically, the epitaxial layer has different electrical properties from the underlying wafer. This provides our customers with better isolation between circuit elements than a polished wafer and the ability to tailor the wafer to the specific demands of the device. This improved isolation allows for increased reliability of the finished semiconductor device and greater efficiencies during the semiconductor manufacturing process, which ultimately allows for more complex semiconductor devices.
We designed our AEGIS™ product for certain specialized applications requiring high resistivity EPI wafers. The AEGIS™ wafer includes a thin epitaxial layer grown on a standard starting wafer, which eliminates harmful defects on the surface of the wafer, thereby allowing device manufacturers to increase yields and improve process reliability.

SOI Wafers
SOI wafers improve switching speeds and enhance the performance of RF devices such as power amplifiers, switches, and sensors. Our SOI wafers have three layers: a thin surface layer of silicon where the transistors are formed, an underlying layer of insulating material, and a support, or “handle”, bulk semiconductor wafer. Transistors built within the top silicon layer typically switch signals faster, run at lower voltages, and are much less vulnerable to signal noise from background cosmic ray particles. Each transistor is isolated from its neighbor by a complete layer of silicon dioxide. References to SOI throughout this document refer to the thin layer transfer SOI technology, which is a sub-segment of the overall SOI market in which we participate.

Customers and Customer Concentration
We primarily sell our products to the major semiconductor manufacturers in the world, including integrated device manufacturers and pure-play semiconductor foundries, and to a lesser extent, leading companies that specialize in wafer customization. We service our customers through our 13 global locations, including manufacturing plants and sales and services offices. Our top 10 customers by net sales for 2014, set forth in alphabetical order, were: Global Foundries, Infineon Technologies, Intel Corporation, The International Business Machines Corporation (IBM), Micron Technology, NXP Semiconductors, Samsung, STMicroelectronics, TSMC, and United Microelectronics Corporation. We have had relationships with all of our top 10 customers for more than 10 years. In 2014, Samsung, TSMC, and STMicroelectronics accounted for approximately 19%, 18%, and 11%, respectively, of our net sales to non-affiliates. No other customer accounted for more than 10% of our net sales to non-affiliates during 2014.

Sales and Marketing
We market our semiconductor wafers primarily through a direct sales force. We have customer service and support centers strategically located across the globe, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan, and the United States. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers, which we accomplish using multi-functional teams of technical, sales and marketing, and manufacturing personnel, including over 30 dedicated field engineers. Our multi-functional teams work closely with our customers to optimize our products for our customers’ current and future production processes, requirements, and specifications. We closely monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s specific needs.
Sales to our customers are generally governed by purchase orders or, in certain cases, agreements with terms of one year or less that include pricing terms and estimated quantity requirements. Our customer agreements generally do not require that a customer purchase a minimum quantity of wafers.

We sell semiconductor wafers to certain customers under consignment arrangements. These consignment arrangements generally require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. We ship the wafers to the storage facility, but do not charge the customer or recognize sales for those wafers until title passes to the customer under these arrangements. We had $20.1 million, $22.9 million, and $27.7 million of inventory held on consignment as of December 31, 2014, 2013, and 2012, respectively.

Research and Development
The semiconductor wafer market is characterized by continuous technological development and product innovation. Our research and development ("R&D") organization consists of over 87 engineers, of whom approximately 50 have PhDs. Our R&D model combines engineering innovation with specific commercialization strategies and seeks to align our technology innovation efforts with our customers’ requirements for new and evolving applications. We accomplish this through a deep understanding of our customers’ current and future technology requirements, and by targeting our R&D efforts at developing products to meet those technology requirements. Particularly, we have a Field Applications Engineering team that collaborates with our account managers and serves as the key technical interface between us and our customers. Members of this team are assigned to key customers worldwide and lead the introduction and qualification of new products, collaborate with our customers in the development of new technical solutions, and support the resolution of any product-related issues.
We devote a significant portion of our R&D resources to enhancing our position in the crystal technology area. In conjunction with these efforts, we are developing wafer technologies to meet advanced flatness and particle specifications of our customers. We are also continuing to focus on the development of advanced substrates such as EPI and SOI wafers and manufacturing cost reductions.
We continue to invest in R&D associated with larger wafer sizes in addition to our focus on advancements in wafer material properties. We produced our first 300mm wafer in 1991 and are continuing to enhance our 300mm technology program. We produced our first 450mm wafer in 2009, but to date have produced only minimal quantities of mechanical wafers at this size due to limited market demand for 450mm wafers. We also continue to focus on process design advancements to drive cost reductions and productivity improvements.
We entered into joint development arrangements with SunEdison in connection with the Offering pursuant to which we and SunEdison will collaborate on future R&D activities with respect to the intellectual property to be licensed between us, as well as projects related thereto. See “Certain Relationships and Related Party Transactions, and Director Independence" for additional information on these arrangements.

Manufacturing
We have established a global manufacturing network consisting of eight facilities located in Taiwan, Malaysia, South Korea, Italy, Japan, and the United States to meet our customers' needs worldwide. We have located our manufacturing facilities in regions that offer both low operating costs and highly educated work forces in close proximity to our customers. This “local” presence enables us to facilitate collaboration with our customers on product development activities and shorten product delivery and response times.
We have installed consistent tools and processes across our manufacturing facilities in order to facilitate the transfer of manufacturing between sites. While customers generally require that they “qualify” each facility at which we manufacture wafers for them, a process that typically takes three to six months but which can take up to one year for certain products, in many cases multiple sites are qualified for a particular product to allow manufacturing flexibility. In addition, multiple qualifications permit us to quickly shift production between facilities in the event of a natural disaster or other occurrence affecting one of our facilities, enabling uninterrupted delivery of products to our customers. Production at our Japanese facility, for example, was disrupted as a result of the March 2011 earthquake and tsunami, but we were able to shift production of our 200mm wafers quickly to other facilities that had been, or were already in the process of being, qualified, enabling us to continue delivering those wafers to customers in a timely manner.
Our wafer manufacturing process begins with high purity polysilicon. The polysilicon is melted in a quartz crucible along with minute amounts of electrically active elements such as arsenic, boron, phosphorous, or antimony. We then lower a silicon seed crystal into the melt and slowly extract it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction, and rotation of the crucible govern the size of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

Once the crystal ingot is grown, we grind the ingots to the specified size and slice them into thin wafers. Next, we prepare the wafers for surface polishing with a multi-step process using precision wafer planarization machines, edge contour machines, and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into EPI wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface. Additional wafer customization can be made through our SOI process, which creates an oxide isolated silicon layer on a base substrate. Due to our wafer manufacturing capabilities, we believe we are one of only two fully integrated SOI manufacturers.
The graphic below illustrates key steps in the manufacturing process for our semiconductor wafers:

Raw Materials
The principal raw material used in our manufacturing process is polysilicon. We have historically obtained our requirements for polysilicon primarily from SunEdison’s facility in Pasadena, Texas, as well as from other external polysilicon suppliers. We expect SunEdison to continue to supply us with our polysilicon requirements. In addition, as a result of the Formation Transactions, we currently own a 35% interest in SMP, which owns a polysilicon manufacturing facility in South Korea. Construction of the SMP polysilicon manufacturing facility was recently completed. The facility is in the initial stages of polysilicon production, but has not reached full commercial capabilities at this time, and we are not yet purchasing polysilicon from the facility. We expect to purchase polysilicon from SunEdison on a purchase order basis or on short-term agreements at competitive market prices until SMP achieves commercial capabilities to produce electronic grade polysilicon. When SMP achieves such commercial capabilities, we expect to purchase a portion of our polysilicon from SMP on a purchase order basis at prices lower than our historical cost for polysilicon. If for any reason SunEdison or SMP is unwilling or unable to meet our demand for polysilicon, we expect to be able to obtain our polysilicon requirements from alternative suppliers. However, we may experience manufacturing delays, an increase in our costs relating to obtaining polysilicon, or a decrease in our manufacturing throughput and yields if we are required to seek alternative suppliers.

Competition
The market for semiconductor wafers is highly competitive. We compete globally and face competition from established manufacturers. Our major worldwide competitors are Shin-Etsu Handotai, SUMCO Corporation, Siltronic AG, and LG Siltron. The key competitive factors in the semiconductor wafer market are product quality, consistency, price, technical innovation, customer service, and product availability. We emphasize our technology and product innovation, customer service, and consistency in delivering high quality wafers that meet our customers' evolving requirements. Some of our competitors are larger than us, which may enable them to produce wafers at a lower per unit cost due to economies of scale and have greater influence than us on market prices. We also believe certain of our competitors may experience competitive advantages in their home markets, where customers are willing to pay a premium for wafers from a domestic manufacturer. Furthermore, our larger competitors have a majority of their manufacturing operations in Japan and are benefiting from the weakening of the Japanese yen.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, and processes. We protect our intellectual property rights based on patents and trade secrets. We had 237 U.S. patents and 253 foreign patents as of December 31, 2014. Additionally, as of December 31, 2014, we had 78 pending U.S. patent applications and approximately 151 pending foreign patent applications. The number of patents granted to us and the number of patents we had pending as of December 31, 2014 were as follows:

	Number of Patents Granted	Number of Patents Pending
Polysilicon	9	39
Crystal	223	41
Wafering	160	56
EPI	77	22
SOI	21	71
Total	490	229
The table below sets forth the approximate number of our current U.S. and foreign patents that are scheduled to expire in the referenced periods:

	Number of Patents Scheduled to Expire
During the Years Ended December 31,	U.S.	Foreign
2015-2019	111	102
2020-2024	57	74
2025-2029	33	69
2030 and thereafter	36	8
Total	237	253
While we consider our patents to be valuable assets, we do not believe that the success of our business or our overall operations is dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our business.
Certain intellectual property assets, including patents, were transferred to us in connection with the Formation Transactions based on the subject matter of the assets, in particular, intellectual property assets in respect of processes, product, and apparatus that are primarily related to the production of semiconductor wafers. SunEdison retained intellectual property assets that are primarily related to the production of solar wafers. The intellectual property is owned by either us or SunEdison based on the asset’s primary application in situations where the subject matter of particular intellectual property significantly overlaps between our business and SunEdison's business.
We have entered into intellectual property licensing agreements with SunEdison in connection with the Formation Transactions, pursuant to which certain intellectual property used in both our business and that of SunEdison is subject to cross-licensing arrangements. See “Certain Relationships and Related Party Transactions-Intellectual Property Licensing Agreements” for a summary of the material terms of these agreements.
We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.

Environmental Matters
Our operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. In addition, we could be liable for violation of environmental laws or regulations or clean up costs at former facilities. We are not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us, our operations, or our current or former facilities.

Groundwater and/or soil contamination has been detected at our facilities in St. Peters, Missouri and Merano, Italy, and we previously had contamination at two other facilities which have now been remediated. We believe we are taking all necessary remedial steps at the two facilities where contamination still exists and continue to monitor the other two facilities. We do not expect the costs of the ongoing monitoring at those sites to be material. In connection with our decision to indefinitely close the Merano, Italy polysilicon and chlorosilanes facilities, during 2013 we recorded an additional $3.4 million of environmental expense to reflect revised estimated liabilities relating to remediation activities that are expected to be required to be undertaken at our Merano, Italy polysilicon facilities. In December 2014, we closed on the sale of the Merano, Italy polysilicon facility and the related chlorosilanes facility. The buyer has assumed the environmental liabilities pertaining to the facilities that were sold. We believe we have adequately accrued as of December 31, 2014 all estimated required expenses with respect to the Merano, Italy facilities. However, actual future expenses could differ from our estimates. Additionally, if we decide to close any of our other facilities in the future, we could be subject to additional costs related to cleanup and/or remediation at that site in connection with closing the facility. Compliance with foreign, federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our business, financial condition, or results of operations as of December 31, 2014, and we do not currently expect any known conditions to have a material impact on our business in the future.

Employees
We had approximately 4,400 employees as of December 31, 2014, approximately 1,400 of whom were unionized at our manufacturing facilities in St. Peters, Missouri; Merano, Italy; Novara, Italy; Utsunomiya, Japan; and Cheonan, South Korea. Local law in various countries also requires our participation in works councils. We have not experienced any material work stoppages at any of our facilities due to labor union activities in recent years. We believe our relations with our employees are good.

Geographic Information
Information regarding our foreign and domestic operations is contained in Note 17, Notes to Consolidated Financial Statements, included in our 2014 Annual Report which information is incorporated herein by reference.

Available Information
We make available free of charge through our website (http://www.sunedisonsemi.com) the reports that we file with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days between the hours of 10:00 am and 3:00 pm. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

RISK FACTORS

Risks Related to Our Business

We face intense competition in the industry in which we operate, including from competitors that have a greater market share than we do and have cost advantages due to the recent weakening of the Japanese yen, which could materially adversely affect our business, financial condition, and results of operations.

We face intense competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO Corporation, Siltronic AG, and LG Siltron. Some of our competitors have greater financial, technical, engineering, and manufacturing resources than we do, enabling them to develop products that currently, and may in the future, compete favorably against our products in terms of design, quality, and performance. Our larger competitors may also be able to produce wafers at a lower per unit cost due to economies of scale and have greater influence than we do on market prices. In addition, certain of our competitors may have a perceived advantage in the market with respect to the quality of their products. We expect that all of our competitors will continue to improve the design and performance of their products and introduce new products with competitive price and performance characteristics. Furthermore, our larger competitors have a majority of their manufacturing operations in Japan and are benefiting from the weakening of the Japanese yen. Our failure to compete effectively would have a material adverse effect on our business, financial condition and results of operations.
Our business depends on conditions in the semiconductor device industry. When that industry experiences one of its cyclical downturns, our sales are likely to decrease and we could be forced to reduce our prices without being able to reduce costs, including fixed costs, all of which could materially adversely affect our business, financial condition, and results of operations.
Our business depends in large part upon the market demand for our customers’ semiconductor devices that are utilized in electronics applications. The semiconductor device industry is subject to cyclical and volatile fluctuations in supply and demand and in the past has periodically experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. If the current market softness continues, or the semiconductor device industry continues to experience frequent downturns, we will face pressure to reduce our prices, which may require us to further rationalize capacity and attempt to reduce our fixed costs. If we are unable to reduce our costs sufficiently to offset reductions in prices and sales volumes, our business, financial condition, and results of operations will be materially adversely affected.
Average selling prices for semiconductor wafers have been volatile and generally declining in recent years. If we are unable to reduce our manufacturing costs and operating expenses in response to decreased prices, we may not be able to compete effectively.
Average selling prices for semiconductor wafers have been volatile and generally declining in recent years. Additionally, consolidation within the semiconductor industry has increased the pricing power of our customers over time, resulting in downward pressure on wafer average selling prices. When average selling prices decline, our net sales and gross profit also decline unless we are able to reduce the cost to manufacture our products or sell more products. This results in the success of our business depending, in part, on our continuous reduction of manufacturing costs and leveraging of operating expenses to maintain or improve profitability, particularly during times of declining prices. If we are not able to reduce our manufacturing costs and leverage our operating expenses sufficiently to offset any future price erosion, or if we are unable to offset price erosion by increasing our sales and expanding our market share, business, financial condition, and results of operations could be materially and adversely affected.
If we fail to meet changing customer demands or achieve market acceptance for new products, we may lose customers and our sales could suffer.
The industry in which we operate changes rapidly. Changes in our customers’ requirements means that we must adapt to new and more demanding technologies, product specifications and sizes, as well as manufacturing processes. Our ability to remain competitive depends upon our ability to continue to differentiate our products based on size, flatness, reduced defects, crystal properties, and electrical characteristics, and develop technologically advanced products and processes. Although we expect to continue to make significant investments in R&D, we cannot ensure that we will be able to successfully introduce, market, and cost-effectively manufacture new products, or that we will be able to develop new or enhanced products and processes that satisfy our customers’ needs. If we are unable to adapt to changing customer demands, or if new products that we develop do not achieve market acceptance, our business, financial condition, and results of operations will be materially and adversely affected.
A significant reduction in, or loss of, purchases by any of our top customers could materially adversely affect our business, financial condition and results of operations.

Three customers accounted for approximately 19%, 18%, and 11%, respectively, of our net sales to non-affiliates in 2014 and our top 10 customers accounted for approximately 71% of our net sales to non-affiliates in 2014. Sales to our customers are generally governed by purchase orders or, in certain cases, short-term agreements that include pricing terms and estimated quantity requirements. We do not generally have long-term agreements with our customers, and our customers are not obligated to purchase a minimum quantity of wafers from us. We are exposed to the risk of lower sales if our customers reduce their demand for our products as a result of cyclical fluctuations or competitive factors. Our business, financial condition, and results of operations could materially suffer if we experience a significant reduction in, or loss of, purchases by any of our top customers.
Our manufacturing processes are highly complex and potentially vulnerable to impurities, disruptions, or inefficient implementation of production changes that can significantly increase our costs and delay product shipments to our customers.
Our manufacturing processes are highly complex, require advanced and increasingly costly equipment, and are continuously being modified or maintained in an effort to improve yields and product performance. Impurities or other difficulties in the manufacturing process can lower yields, interrupt production, result in losses of products in process, and harm our reputation. Additionally, as system complexity and production changes have increased, manufacturing tolerances have been reduced and requirements for precision have become even more demanding. We have from time to time experienced bottlenecks and production difficulties that have caused delivery delays and quality control problems. We cannot ensure that we will not experience bottlenecks or production or transition difficulties in the future. Such incidents, if they occur, could have a material adverse effect on our business, financial condition, and results of operations.
If we are not able to match our manufacturing capacity and output to the demand for our products, our business, financial condition, and results of operations could be materially adversely affected.
The cyclicality and volatility of the semiconductor industry make it difficult to predict future developments in the markets we serve, making it difficult to estimate future requirements for manufacturing capacity. We may experience a shortage of capacity and an increase in lead times for delivery of our products to our customers, or an inability to deliver the required number of products during periods of high demand for our products. When our manufacturing facilities are operating at high capacity, we may also experience disruptions, problems or inefficiencies in our manufacturing processes due to overutilization, potentially resulting in the loss of sales and damage to our relationships with customers. Additionally, increases in our manufacturing capacity based on anticipated growth in demand for our products may exceed demand requirements, leading to overcapacity and excessive fixed costs. Lower than expected demand for our products may also lead to excessive inventory, which could result in write-offs of inventory and losses on products. Past overcapacity for certain products or technologies and cost optimization have led us to close or shutter manufacturing facilities and, as a result, to incur impairment and restructuring charges and other related closure costs. We implemented a restructuring and cost reduction plan in 2011, for example, which included the shuttering of our Merano, Italy polysilicon facility in December 2011, and incurred restructuring charges of $284.5 million and long-lived asset impairment charges of $234.7 million in 2011 primarily related thereto. Future capacity imbalances could have a material adverse effect on our business, financial condition, or results of operations.
Because our customers generally require that they qualify a facility before we can begin manufacturing products for them at that facility, we may not be able to quickly transfer production of specific products from one of our manufacturing facilities to another in the event of an interruption or lack of capacity at any of our facilities, which could result in lost sales and damage to customer relationships.
It typically takes three to six months for our customers to qualify one of our manufacturing facilities to produce a specific product, but it can take up to one year depending upon a customer’s requirements. While in many cases multiple sites are qualified for a particular product to allow flexibility, an interruption of operations or lack of available capacity at any of our manufacturing facilities could result in delays in or cancellations of shipments of products in the event only one facility is qualified to manufacture such products. A number of factors could cause interruptions or lack of capacity at a facility, including extreme weather conditions, such as hurricanes or earthquakes, equipment and power failures, shortages of raw materials or supplies, and transportation logistic complications. We have experienced interruptions of our manufacturing operations due to some of these events in the past and could have such interruptions again in the future. Production at our Japanese facility, for example, was disrupted as a result of the March 2011 earthquake and tsunami. If we experience an interruption or lack of capacity at any of our manufacturing facilities for any reason, it could result in lost sales and damage to customer relationships, which could materially and adversely affect our business, financial condition, and results of operations.
Our business may be harmed if we fail to properly protect our intellectual property or infringe on the intellectual property rights of third parties.

We believe that the success of our business depends, in part, on our proprietary technology, information, processes and know-how, and on our ability to operate without infringing on the proprietary rights of third parties. We seek to protect our intellectual property rights based on trade secrets and patents as part of our ongoing R&D and manufacturing activities. We cannot be certain, however, that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology, or that foreign intellectual property laws will adequately protect our intellectual property rights.
Any future litigation to enforce patents issued to us, to protect trade secrets or know-how possessed by us, or to defend ourselves or to indemnify others against claimed infringement of the rights of others, could have a material adverse effect on our business, financial condition, and results of operations. Occasionally, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Regardless of the validity or successful outcome of any future claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to pay substantial damages, seek licenses from others, or change or stop manufacturing or selling some of our products. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.
Occasionally, we may become involved in other litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business.
Adding to litigation related to our intellectual property rights, we have in the past and may in the future be named as a defendant from time to time in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, employment claims, and tax examinations, some of which may claim significant damages or cause us reputational harm. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceeding. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations, or limit our ability to engage in certain of our business activities. Additionally, regardless of the outcome of any litigation or regulatory proceeding, such proceedings are often expensive, time-consuming, disruptive to normal business operations, and require significant attention from our management.
SSL is incorporated outside of the United States and a substantial portion of our operations and sales are outside of the United States. A result of this is that we are subject to the risks of doing business internationally, including periodic foreign economic downturns and political instability, which may adversely affect our sales and cost of doing business in those regions of the world.
Foreign economic downturns have affected our results of operations in the past and could affect our results of operations in the future. In addition, other factors relating to the operation of our business outside of the United States may have a material adverse effect on our business, financial condition, and results of operations in the future, including:

•	fluctuations in exchange rates,

•	the imposition of governmental controls or changes in government regulations, including tax regulations,

•	difficulties in enforcing our intellectual property rights,

•	export license requirements,

•	restrictions on the export of technology,

•	compliance with U.S. and Singapore laws, as well as applicable laws governing our international operations, including the Foreign Corrupt Practices Act and export control laws,

•	difficulties in achieving headcount reductions due to unionized labor and works councils,

•	restrictions on transfers of funds and assets between jurisdictions,

•	geo-political instability, and

•	trade restrictions, import/export duties, and changes in tariffs.

We may seek to expand our presence in certain foreign markets or enter emerging markets in the future. Evaluating or entering into an emerging market may require considerable management time, as well as start-up expenses for market development, before any significant sales and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic, and market conditions. Our success will depend, in part, on our ability to anticipate and effectively manage these and the other risks noted above as we continue to operate our business globally. The impact of any one or more of these factors could materially adversely affect our business, financial condition, and results of operations.
Additionally, we currently operate under tax holidays and/or favorable tax incentives and rates in Singapore and Taiwan. These tax holidays and incentives require us to meet certain minimum employment and investment criteria or thresholds in these jurisdictions. We cannot ensure that we will be able to continue to meet these criteria or thresholds or realize any net tax benefits from these tax holidays or incentives. If any of our tax holidays or incentives are terminated, our business, financial condition, and results of operations could be materially adversely affected. Furthermore, we have various foreign operations which are subject to local tax jurisdictions. A result of this is that we may experience higher income tax rates due to unfavorable geographical mix of earnings from operations.
We are subject to periodic fluctuations in foreign currency exchange rates which could cause operating results and reported financial results to vary significantly from period to period.
Net sales to non-affiliates generated from outside of the United States, which represented approximately 85%, 86%, and 84% of our net sales to non-affiliates for the years ended December 31, 2014, 2013, and 2012 respectively, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Japanese yen, euro, and South Korean won. Because the majority of our sales are denominated in the U.S. dollar, if one or more competitors sells to our customers in a different currency than the U.S. dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. In addition, a substantial portion of manufacturing and operating costs at our non-U.S. facilities are incurred in foreign currencies, principally the Japanese yen, New Taiwan dollar, euro, South Korean won, and Malaysian ringgit. Unfavorable exchange rate fluctuations in any or all of these currencies may adversely affect the cost of our products and/or related operating expenditures.
Our results of operations are also impacted by currency exchange rate fluctuations to the extent that we are unable to match net sales received in foreign currencies with expenses incurred in the same currency. Where we have significantly more expenses than net sales generated in a foreign currency, for example, our profit from operations in that location would be adversely affected in the event that the U.S. dollar depreciates against that foreign currency. We have established transaction-based hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We recognized net currency income (losses) totaling $3.4 million, $3.7 million, and $(4.2) million for the years ended December 31, 2014, 2013, and 2012, respectively. Foreign currency exchange risks inherent in doing business in foreign countries could have a material adverse effect on our business, financial condition, and results of operations.
Additionally, we present our financial statements in U.S. dollars. A result of this is that we must translate the assets, liabilities, net sales, and expenses of a substantial portion of our foreign operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our financial statements, even if their value has not changed in their local currency. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities, and equity.
Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.
Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial, and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive, and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. The loss of the services of any of our key employees, or the failure to attract or retain other qualified personnel, could have a material adverse effect on our business, financial condition, and results of operations.
We have in the past and may in the future implement initiatives designed to rationalize our use of resources, optimize those resources for the most attractive market opportunities, and manage our production capacity to meet demand efficiently. We may fail to realize the full benefits of, and could incur significant costs relating to, any such initiatives, which could materially adversely affect our business, financial condition, and results of operations.

We have implemented several initiatives since 2009 designed to rationalize our use of resources, optimize those resources for the most attractive market opportunities, and manage our production capacity to meet demand efficiently. Similar to the workforce reductions and facility realignment in 2009, during the fourth quarter of 2011, SunEdison committed to a series of actions to reduce its global workforce, right-size its production capacity, and accelerate operating cost reductions (the "2011 Global Plan"). In connection with that plan, we reduced our workforce by approximately 11% and shuttered our Merano, Italy polysilicon facility. Primarily as a result of these actions, we incurred restructuring charges of $284.5 million and long-lived asset impairment charges of $234.7 million in 2011. Additionally, in 2012, we completed the transfer of certain of our manufacturing operations from our St. Peters, Missouri facility to our facility in Ipoh, Malaysia.
Management concluded an analysis in the fourth quarter of 2013 as to whether to restart the Merano, Italy polysilicon facility and determined that, based on recent developments and market conditions, restarting the facility was not aligned with our business strategy. Accordingly, we decided to indefinitely close the previously shuttered Merano, Italy polysilicon facility and the related chlorosilanes facility. The result of this was that we recorded $33.6 million of non-cash impairment charges during 2013 to write-down these assets to their then-current estimated salvage value. In connection with our decision to indefinitely close these facilities, we also made insignificant revisions to other estimated liabilities that were previously accrued as part of our 2011 Global Plan. We received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility during the third quarter of 2014. These offers indicated to us that the carrying value of the assets exceeded their estimated fair value. We recorded $57.3 million of non-cash charges, as a result of an impairment analysis, to write down these assets to their estimated fair value. These charges were recognized as long-lived asset impairment charges in our consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of these assets exceeded their estimated fair value after consideration of their future cash flows using management’s assumptions. We closed on the sale of the Merano, Italy polysilicon facility and the related chlorosilanes facility in December 2014.
Additionally, on February 7, 2014, we commenced a plan to consolidate our crystal operations. The consolidation includes transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan, and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and is expected to be completed by the second half of 2015. Restructuring charges of $3.9 million were recorded for the year ended December 31, 2014 in connection with the plan to consolidate our crystal operations.
We initiated on December 18, 2014 the termination of certain employees as part of a workforce restructuring plan. The plan is designed to realign the workforce, improve profitability, and support new growth market opportunities. The plan is expected to result in a total reduction of approximately 120 positions, or approximately 3% of our global workforce. The majority of the affected employees are outside of the United States. We recorded restructuring charges of $2.5 million for the year ended December 31, 2014 in connection with this workforce restructuring. The charge consisted of severance and other one-time termination benefits, substantially all of which will be comprised of cash expenditures.
We continue to evaluate opportunities to reduce our manufacturing costs and may implement additional initiatives designed to rationalize our use of resources and may perform future restructurings. We cannot assure you that we will realize the cost savings and productivity improvements we expect as a result of these or any future restructuring and cost improvement initiatives. Future initiatives to transfer or consolidate manufacturing operations could also involve significant start-up or qualification costs for new or repurposed facilities. The failure to realize the full benefits of, or the incurrence of significant costs relating to, restructuring initiatives could materially adversely affect our business, financial condition, and results of operations.
Our dependence on single or a limited number of suppliers for polysilicon and other raw materials, equipment, and supplies could harm our production output and increase our costs, which could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to meet our customers’ demand for our products depends upon obtaining adequate supplies of quality raw materials on a timely basis. We obtain several raw materials, equipment, and supplies from sole suppliers. Additionally, we have historically obtained our requirements for polysilicon primarily from SunEdison’s Pasadena, Texas facility and expect SunEdison to continue to supply us with our polysilicon requirements. In addition, as a result of the Formation Transactions, we currently own a 35% interest in SMP, which owns a polysilicon manufacturing facility in South Korea. Construction of the SMP polysilicon manufacturing facility was recently completed. The facility is in the initial stages of polysilicon production, but has not reached full commercial capabilities at this time, and we are not yet purchasing polysilicon from the facility. We expect to purchase polysilicon from SunEdison on a purchase order basis or on short-term agreements at competitive market prices until SMP achieves commercial capabilities to produce electronic grade polysilicon. Once SMP achieves such commercial capabilities, we expect to purchase a portion of our polysilicon from SMP on a purchase order basis at prices lower than our historical cost for polysilicon. If for any reason SunEdison or SMP is unwilling or unable to meet our demand for polysilicon, we will be required to seek other suppliers, which could result in manufacturing delays, an increase in our costs relating to obtaining polysilicon, or a decrease in our manufacturing throughput or yields. Such an occurrence could have a material adverse effect on our business, financial condition, and results of operations.
Occasionally we have experienced limited supplies of certain other raw materials, equipment, and supplies and may experience shortages in the future. A prolonged inability to manufacture or obtain raw materials, equipment, or supplies, or increases in prices resulting from shortages of these materials, could have a material adverse effect on our business, financial condition, and results of operations.
We may never realize the expected benefits from SMP, and the SMP facility may require additional capital investments.
SMP was established to construct and operate a polysilicon manufacturing facility for the benefit of the joint venture partners of SMP. Construction of the SMP polysilicon manufacturing facility was recently completed. The facility is in the initial stages of polysilicon production, but has not reached full commercial capabilities at this time, and we are not yet purchasing polysilicon from the facility. Commencement of commercial operations at the facility could be delayed for a variety of reasons, including weather, natural disasters, labor shortages or strikes, or other factors beyond our control. Once the facility achieves commercial operations, we expect to purchase a portion of our polysilicon requirements from SMP.
However, we may not realize all of the expected benefits of the SMP manufacturing facility due to, among other things:

•	the facility may never achieve the commercial capabilities to produce electronic grade polysilicon,

•	the facility may operate less efficiently than we expect or may not become commercially viable at all, including for reasons beyond our control,

•
we may become involved in disputes with our joint venture partners regarding additional capital investments or operations, such as how to best deploy assets, and such disagreements could disrupt or halt the operations of the facility or negatively impact the facility's efficiency,

•	the facility may not receive appropriate regulatory approvals to manufacture electronic grade polysilicon or such approvals may be delayed,

•
general political and economic uncertainty could impact operations at the facility, as could multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the United States and South Korea, labor regulations or work stoppages, fluctuations in foreign currency exchange rates, and complying with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act,

•	we may be requested to make unexpected and substantial additional capital investments in SMP, and

•	operations at the facility may be disrupted by natural disasters, equipment failures, or environmental factors.
Any of these or other actions or factors could adversely affect our supply of polysilicon from SMP or our ability to otherwise realize any return on our investment in the joint venture, which could have a material adverse effect on our business, financial condition, and results of operations.
Payments required from us under leases and pursuant to minimum purchase obligations could have a material adverse effect on our business, financial condition, and results of operations.
We have long-term annual lease obligations for certain facilities and minimum purchase requirements with certain suppliers of precursor raw materials, such as chemicals used in our production processes. We made payments of $44.0 million in the aggregate to fulfill minimum purchase and lease obligations in 2014. Our failure to satisfy required purchase and lease obligations, or our need to terminate any such contracts as a result of declining market demand or otherwise, could have a material adverse effect on our business, financial condition, and results of operations.

Restrictive covenants under our credit facilities may limit our current and future operations, and if we fail to comply with those covenants, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.
We entered into a $210.0 million senior secured term loan facility in connection with the Formation Transactions and an up to $50.0 million senior secured revolving credit facility. These facilities contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness,

•	pay dividends on, or make distributions in respect of, capital stock, or make certain other restricted payments or investments,

•	enter into certain agreements that restrict distributions from restricted subsidiaries,

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries,

•	enter into transactions with affiliates,

•	create or incur liens,

•	merge, consolidate, or sell substantially all of our assets,

•	make acquisitions or other investments, and

•	make certain payments on indebtedness.
The Credit Facility also contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.5 to 1.0 for the quarters ended September 30, 2014 and December 31, 2014; (ii) 3.0 to 1.0 for the quarters ending March 31, 2015 and June 30, 2015; and (iii) 2.5 to 1.0 for the quarters ending on and after September 30, 2015. As the covenants become more restrictive in the future, it may put additional pressure on our operating results to meet the requirements. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million.
A result of these covenants is that we may be restricted in our ability to pursue new business opportunities or strategies or to respond quickly to changes in the semiconductor industry. A violation of any of these covenants, including our ability to meet the consolidated leverage ratio, would be deemed an event of default under our credit facilities. The loan commitments under our credit facilities would terminate and the loans and accrued interest then outstanding would be due and payable immediately upon the election of the lenders in such an event. A default may also result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient funds to repay such indebtedness or be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business, financial condition, and results of operations. We also may need to negotiate changes to the covenants in our credit agreements in the future if there are material changes in our business, operations, or financial condition, but we may not be able to do so on terms favorable to us or at all.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness, including the credit facilities we entered into in connection with the Formation Transactions, depends on our financial condition and operating performance, which are subject to economic and competitive conditions and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our credit facilities or other indebtedness could terminate their commitments to loan money, or foreclose against the assets securing such borrowings, and we could be forced into bankruptcy or liquidation, in each case, which would have a material adverse effect on our business, financial condition, and results of operations.
We are subject to numerous environmental laws and regulations, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs, or otherwise adversely affect our business.

We are subject to a variety of federal, state, local, and foreign laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal, and reporting of toxic, volatile, or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines, and civil or criminal sanctions, third party property damage, or personal injury claims.
Groundwater and/or soil contamination has been detected at our facilities in St. Peters, Missouri and Merano, Italy, and we previously had contamination at two other facilities which has now been remediated. We believe we are taking all necessary remedial steps at the two facilities where contamination still exists and continue to monitor the other two facilities. We do not expect the costs of the ongoing monitoring at these sites to be material. In connection with our decision to indefinitely close the Merano, Italy polysilicon and chlorosilanes facilities, during 2013 we recorded an additional $3.4 million of environmental expense to reflect revised estimated liabilities relating to remediation activities that are expected to be required to be undertaken at our Merano, Italy facilities. In December 2014, we closed on the sale of the Merano, Italy polysilicon facility and the related chlorosilanes facility. The buyer has assumed the environmental liabilities pertaining to the facilities that were sold. We believe we have adequately accrued as of December 31, 2014, all estimated required expenses with respect to the Merano, Italy facilities. However, actual future expenses could differ from our estimates. Additionally, if we decide to close other facilities in the future, we could be subject to additional costs related to cleanup and/or remediation. These additional costs could be material. Environmental issues relating to presently known or unknown matters could require additional investigation, assessment, or expenditures. Additionally, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.
Labor disruptions could materially and adversely affect our business, financial condition, and results of operations.
We had approximately 4,400 employees as of December 31, 2014, approximately 1,400 of whom were unionized at our manufacturing facilities in St. Peters, Missouri; Merano, Italy; Novara, Italy; Utsunomiya, Japan; and Cheonan, South Korea. Local law in various countries also requires our participation in works councils. We are currently in negotiations with our union employees at our Novara, Italy facility, but do not anticipate any adverse work stoppages that could materially affect our business. While we have not experienced any material work stoppages at any of our facilities due to labor union activities in recent years, any stoppage or slowdown at any of these facilities could cause material interruptions in manufacturing, and we cannot be certain that alternate qualified capacity would be available on a timely basis or at all. A result of this is that labor disruptions at any of our facilities could materially and adversely affect our business, financial condition, and results of operations.
We may incur unexpected product performance claims that could materially and adversely affect our business, financial condition, and results of operations.
Product performance claims against us relating to defective products could cause us to incur significant repair or replacement expense. Additionally, quality issues can have various other ramifications, including delays in the recognition of net sales, loss of net sales, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our reputation, all of which could materially and adversely affect our business, financial condition, and results of operations.
Future acquisitions may present integration challenges, and if the goodwill, indefinite-lived intangible assets, and other long-term assets recorded in connection with such acquisitions become impaired, we would be required to record impairment charges, which may be significant.
If we find appropriate opportunities in the future, we may acquire businesses, products, or technologies that we believe are strategic. If we acquire a business, product, or technology, the process of integration may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits, and absorb significant attention from our management that would otherwise be available for the ongoing development of our business.
If any future acquisitions occur, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets, or finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of these assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances, or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then result in a material impairment charge, negatively affecting our results of operations.

Risks Related to Our Relationship with SunEdison and the Samsung Purchasers

A significant portion of our outstanding ordinary shares are owned by SunEdison and the Samsung Purchasers, whose interests may conflict with those of our other shareholders, and this concentrated ownership of our ordinary shares could prevent our other shareholders from influencing significant decisions involving our company.
After the Secondary Offering, SunEdison and the Samsung Purchasers own 10,608,904 shares, or 25.6%, and 5,326,925 shares, or 12.8%, respectively, of our outstanding ordinary shares. SunEdison, and, to a lesser degree, the Samsung Purchasers, are expected to continue to exercise significant influence over our business policies and affairs, including the composition of our board of directors and any action requiring the approval of our shareholders, including the adoption of amendments to our memorandum and articles of association, the issuance of additional shares or other equity securities, the declaration and payment of dividends, and the approval of mergers, reorganizations and disposals of a substantial part of our assets or business undertakings. The concentration of ownership may also make some transactions, including mergers or other changes in control, more difficult or impossible without the support of SunEdison and the Samsung Purchasers. In addition, the interests of SunEdison and the Samsung Purchasers may conflict with the interests of our other shareholders. For additional information about our relationships with SunEdison and the Samsung Purchasers, see “Certain Relationships and Related Party Transactions”.
Conflicts of interest between SunEdison and us could be resolved in a manner unfavorable to us.
Various conflicts of interest between SunEdison and us could arise. Many of our officers currently own stock in SunEdison, which in some cases are in excess of their ownership interests in our shares. Additionally, one of our directors is an officer, and another of our directors is also a director of SunEdison. Ownership interests of officers or directors of SunEdison in our ordinary shares, or a person’s service as either an officer or director of both us and SunEdison, could create actual or potential conflicts of interest when those officers or directors are faced with decisions that could have different implications for SunEdison and us. These decisions could, for example, relate to:

•	our financing and dividend policy,

•	compensation and benefit programs and other human resources policy decisions,

•	termination of, changes to, or determinations under our agreements with SunEdison entered into in connection with the Formation Transactions, and

•	determinations with respect to our tax returns.
Actual or potential conflicts of interest could also arise if we enter into any new commercial arrangements with SunEdison in the future. Our directors who are also directors or officers of SunEdison may also face conflicts of interest with regard to the allocation of their time between SunEdison and us.
The corporate opportunity provisions in our memorandum and articles of association could enable SunEdison to benefit from corporate opportunities that might otherwise be available to us, and SunEdison and its representatives will have the right to engage or invest in the same or similar businesses as us.
Our memorandum and articles of association provide that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity in the solar energy field, including the manufacture of solar wafers, that may from time to time be presented to SunEdison or any of its officers, directors, agents, shareholders, members, partners, affiliates, and subsidiaries (other than us and our subsidiaries) and that may be a business opportunity for SunEdison, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Further, our memorandum and articles of association provide that no such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.
SunEdison has other investments and business activities in addition to their ownership of us, including in industries similar to the industry in which we operate. Neither SunEdison nor any of its representatives has any duty to refrain from engaging directly or indirectly in business activities or lines of business other than the growth, processing, and manufacture of semiconductor crystals for use as a substrate for semiconductor wafer production, the processing and manufacture of semiconductor wafers for the semiconductor industry, and similar uses solely within the semiconductor industry.
We have a limited operating history as an independent company upon which our performance can be evaluated and, accordingly, our prospects must be considered in light of the risks that any newly independent company encounters.

Following the acquisition of SunEdison LLC in November 2009 and prior to the Offering in May 2014, we operated as a business segment of SunEdison. Following the Offering, we have operated as a stand-alone public company. Accordingly, we do not have extensive operating experience as an independent company or performing various corporate functions which were previously undertaken on a centralized basis by SunEdison, including human resources, tax administration, legal, treasury administration, investor relations, business development, internal audit, insurance, information technology and telecommunications services, as well as the accounting for many items such as equity compensation, income taxes, derivatives and pensions. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the early stages of independent business operations, particularly companies such as ours in highly competitive markets.
Our historical combined financial statements may not be representative of the results we would have achieved as a stand-alone company, and may not be a reliable indicator of our future results.
Our historical combined financial statements included elsewhere in this report have been created from SunEdison’s financial statements using our historical results of operations and bases of assets and liabilities as a business segment of SunEdison. We made certain estimates, assumptions, and allocations in connection with the preparation of the historical combined financial statements, based on current facts, historical experience, and various other factors. While we believe that these estimates, assumptions, and allocations are reasonable under the circumstances, they are subject to significant uncertainties. This is primarily the result of the following factors:

•
our historical combined financial statements reflect expense allocations for certain support functions that were provided on a centralized basis within SunEdison, such as expenses for business technology, facilities, legal, finance, human resources, investor relations, business development, public affairs, and procurement, as well as certain manufacturing and supply costs incurred by manufacturing sites that were shared with other SunEdison business units that may be higher or lower than the comparable expenses we would have actually incurred, or will incur in the future, as a stand-alone company,

•	our cost of debt and our capital structure are different from that reflected in our historical combined financial statements,

•
increases will occur in our cost structure as a result of being a stand-alone public company, including costs related to public company reporting, investor relations, and compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and

•	our effective income tax rates as reflected in our historical financial information may not be indicative of our future effective income tax rate.
Accordingly, the historical financial information included elsewhere in this report may not necessarily reflect the financial condition, results of operations, or cash flows we would have achieved as a stand-alone company during the periods presented or that we will achieve in the future.
We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements and a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A in this Form 10-K, management identified a material weakness in our internal control over financial reporting related to accounting for income taxes. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of December 31, 2014. If we are unable to effectively remediate this material weakness, or if additional material weaknesses in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. This could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
We may not achieve some or all of the expected benefits of the Formation Transactions.
We may not be able to achieve the full strategic and financial benefits expected to result from the Formation Transactions, or such benefits may be delayed. These expected benefits include, but are not limited to, the following:

•	improved strategic and operational flexibility and increased management focus on our business;

•	the adoption of a capital structure and investment policy best suited to our financial profile and business needs; and

•	improved alignment of management and employee incentives with performance and growth objectives of our business.
If we are unable to achieve the strategic and financial benefits expected to result from the Formation Transactions, our business, financial condition and results of operations could be materially adversely affected.
Future sales or distributions of our shares by SunEdison or the Samsung Purchasers could depress the price of our ordinary shares.
SunEdison and the Samsung Purchasers may sell all or a portion of our ordinary shares that they own, or SunEdison may distribute those shares to its shareholders. Sales by SunEdison or the Samsung Purchasers in the public market or distributions by SunEdison to its shareholders of substantial amounts of our ordinary shares, or the filing of a registration statement relating to a substantial amount of our ordinary shares held by SunEdison or the Samsung Purchasers, could depress the price of our ordinary shares. Other than the 90-day lock-up agreements entered into in connection with the Secondary Offering of our ordinary shares by SunEdison and the Samsung Purchasers, neither SunEdison nor the Samsung Purchasers are subject to any contractual obligation to maintain their ownership position in our shares, and consequently, SunEdison or the Samsung Purchasers may decide not to maintain their ownership of our ordinary shares.
In addition, SunEdison and the Samsung Purchasers have the right, subject to some conditions, to require us to file registration statements covering their shares, or to include their shares in other registration statements that we may file. See “Certain Relationships and Related Party Transactions-Registration Rights Agreement with SunEdison” and “Registration Rights Agreements with Samsung Purchasers”. By exercising their registration rights or selling a large number of shares, SunEdison or the Samsung Purchasers could cause the price of our ordinary shares to decline.
SunEdison has pledged our ordinary shares that it owns to its lenders under its credit facility. If the lenders foreclose on these shares, the market price of our ordinary shares could be materially adversely affected.
SunEdison has pledged all of our ordinary shares that it owns to its lenders as security under its credit facility with Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, and Macquarie Capital (USA) Inc., as joint bookrunners, and the lenders identified in the credit agreement. If SunEdison breaches certain covenants and obligations in its credit facility, an event of default could result and the lenders could exercise their right to accelerate all the debt under the credit facility and foreclose on the pledged shares. Any future sale of pledged shares after foreclosure could cause the market price of our ordinary shares to decline.
The agreements we entered into with SunEdison in connection with the Formation Transactions were not negotiated on an arm’s length basis and may include terms and provisions that are less favorable than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties.
We entered into a series of agreements with SunEdison (including certain of its subsidiaries) in connection with the Formation Transactions, relating to the contribution of all of the outstanding capital stock of SunEdison’s subsidiaries that own and operate its semiconductor materials business and all of the assets primarily related to its semiconductor materials business held by SunEdison or its subsidiaries, in exchange for aggregate consideration of 23.6 million ordinary shares, intercompany notes in an aggregate principal amount of $273.5 million, and the assumption by us of $310.1 million of liabilities reflected on our balance sheet as of June 30, 2014 (to the extent not subsequently discharged), plus all other liabilities related to the semiconductor materials business. Additionally, we entered into agreements that provide a framework for our ongoing relationship with SunEdison, including intellectual property licensing agreements, a transition services agreement, and a tax matters agreement. See “Certain Relationships and Related Party Transactions”. The terms of these agreements, including the prices paid for services provided by SunEdison to us or by us to SunEdison, the number of ordinary shares that were issued to SunEdison, and the consideration paid by us to SunEdison in connection with the Formation Transactions, were not determined by arm’s length negotiations. No independent third party appraisal of the semiconductor materials business of SunEdison was obtained on our behalf, nor did any independent third party determine that the pricing terms under the agreements with SunEdison were equivalent to the fair market value at that time. Accordingly, there can be no assurance that the terms and provisions of any of these agreements are as favorable to us as those that we could have obtained in arm’s length negotiations with unaffiliated third parties which are not controlling shareholders of our company.
SunEdison provides a number of services to us pursuant to a transition services agreement. When such agreement terminates, we will be required to replace the services, and the economic terms of the new arrangements may be less favorable to us.

The terms of the transition services agreement that we entered into with SunEdison in connection with the Formation Transactions, require SunEdison to provide us, for a fee, specified support services related to corporate functions such as risk management, communications, corporate administration, finance, accounting, audit, legal, information technology, human resources, compliance, employee benefits, and stock compensation administration for an initial term of one to two years following the Formation Transactions, unless earlier terminated or extended according to the terms of the agreement. When the transition services agreement terminates, we will be required to either enter into a new agreement with SunEdison or another services provider, or assume the responsibility for these functions ourselves. The economic terms of the new arrangements may not be similar to those under our current arrangements with SunEdison. If we are unable to renew or replace such arrangements on a comparable basis, our business, financial condition, and results of operations may be materially adversely affected.
See “Certain Relationships and Related Party Transactions-Transition Services Agreement” for a summary of the material terms of the transition services agreement.
SunEdison’s rights as licensor under the intellectual property license agreements we entered into in connection with the Formation Transactions could limit our ability to develop and commercialize certain products if we fail to comply with our obligations under such agreements.
Under the intellectual property licensing agreements we entered into in connection with the Formation Transactions, SunEdison licenses to us certain of its retained intellectual property rights applicable to the manufacture of semiconductor wafers, including certain rights related to continuous Czochralski, or CCZ, diamond wire cutting. If we fail to comply with our obligations under this license agreement and SunEdison exercises its right to terminate it, our ability to continue to research, develop, and commercialize products incorporating that intellectual property will be limited. These termination rights may make it more difficult, time consuming, or expensive for us to develop and commercialize certain new products, or may result in our products being brought to market later than those of our competitors.
See “Certain Relationships and Related Party Transactions-Intellectual Property Licensing Agreements” for a summary of material terms of the intellectual property license agreements.
We are dependent on SunEdison to prosecute, maintain, and enforce certain intellectual property.
The intellectual property license agreements state that SunEdison is responsible for filing, prosecuting, and maintaining patents that SunEdison licenses to us. SunEdison also has the first right, and in some cases the sole right, to enforce such patents. Additionally, with respect to the patents that we license to SunEdison, SunEdison has the sole right to enforce the licensed patents if the enforcement relates to SunEdison’s solar energy business, subject to certain exceptions. If SunEdison fails to fulfill its obligations or chooses to not enforce the licensed patents under these agreements, we may not be able to prevent competitors from making, using, and selling competitive products.

Risks Relating to Investments in Singapore Companies

We are subject to the laws of Singapore, which differ in certain material respects from the laws of the United States.
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing companies incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the United States. Therefore, our public shareholders may have more difficulty in protecting their interest in respect of actions taken by us, our management, members of our board of directors, or our significant shareholders than they would as shareholders of a corporation incorporated in the United States.
Being a Singapore-incorporated public company, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our memorandum and articles of association. Particularly, we are required to comply with certain provisions of the Securities and Futures Act of Singapore, or the SFA, which prohibit certain forms of market conduct and information disclosures, and impose criminal and civil penalties on corporations, directors, and officers in respect of any breach of such provisions. We are also required to comply with the Singapore Takeover Code, which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in control of our Company, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.
The laws of Singapore and of the United States differ in certain significant respects. The rights of our shareholders and the obligations of our directors and officers under Singapore law are different from those applicable to a U.S.-incorporated company in material respects, and our shareholders may have more difficulty and less clarity in protecting their interests in connection with actions taken by our management, members of our board of directors, or our significant shareholders than would otherwise apply to a U.S.-incorporated company.

Additionally, the application of Singapore law, in particular, the Singapore Takeover Code and the Singapore Companies Act, may in certain circumstances impose more restrictions on us, our shareholders, directors, and officers than would otherwise be applicable to a U.S.-incorporated company. The Singapore Companies Act, for example, requires directors to act with a reasonable degree of diligence and, in certain circumstances, imposes criminal liability for specified contraventions of particular statutory requirements or prohibitions. Additionally, pursuant to the provisions of the Singapore Companies Act, minority shareholders holding 10% or more of our issued and outstanding voting rights may require the convening of an extraordinary general meeting of shareholders by our directors. If our directors fail to comply with such request within 21 days of the receipt thereof, minority shareholders holding 50% of the voting rights represented by the original requisitioning shareholders may proceed to convene such meeting, and we will be liable for the reasonable costs incurred by such requisitioning shareholders. We are also required by the Singapore Companies Act to deduct corresponding amounts from fees or other remuneration payable by us to such non-complying directors.
Enforcing judgments against us or certain of our directors and officers may be difficult.
We are a Singapore-incorporated company, and a majority of our assets are located outside of the United States. Although we are incorporated outside the United States, we have agreed to accept service of process in the United States through our agent designated for that purpose. Nevertheless, since a majority of the consolidated assets owned by us are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States. In addition, certain of our officers and directors are, or will be, resident outside the United States. As a result, it may be difficult to effect service of process within the United States upon these persons.
It may also be difficult to enforce judgments obtained in the United States or in the Singapore, Malaysia, Taiwan, Japan, or South Korean courts based upon the civil liability provisions of the U.S. federal securities laws against us and our non-U.S. resident officers and directors. In addition, there is uncertainty as to whether these courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States. It is also uncertain whether such courts would be competent to hear original actions brought against us or other persons predicated on the securities laws of the United State or any other state.
With respect to Singapore, there is no treaty between the United States and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the United States based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. It is not clear whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the United States. In addition, holders of book-entry interests in our shares will be required to be registered shareholders as reflected in our shareholder register in order to have standing to bring a shareholder action and, if successful, to enforce a foreign judgment against us, our directors or our executive officers in the Singapore courts. The administrative process of becoming a registered shareholder could result in delays prejudicial to any legal proceeding or enforcement action. In making a determination as to enforceability of a foreign judgment, the Singapore courts would have regard to whether the judgment was final and conclusive, given by a court of competent jurisdiction, and whether it is expressed to be for a fixed sum of money. In general, a foreign judgment would be enforceable in Singapore unless it was procured by fraud, or the proceedings in which such judgment was obtained were not conducted in accordance with principles of natural justice, or the enforcement thereof would be contrary to public policy. Accordingly, there can be no assurance that the Singapore courts would enforce against us, our directors, or our officers resident in Singapore judgments obtained in the United States, which are predicated upon the civil liability provisions of the federal securities laws of the United States.
For a limited period of time, our directors have general authority to allot and issue new shares on terms and conditions and with any preferences, rights or restrictions as may be determined by our board of directors in its sole discretion.
Under Singapore law, we may only allot and issue new shares with the prior approval of our shareholders in a general meeting. Prior to the completion of our IPO, SunEdison, as our sole shareholder, provided our directors with a general authority to allot and issue any number of new shares (whether as ordinary shares or preference shares) until the earlier of (i) the conclusion of our 2015 annual general meeting of shareholders, (ii) the expiration of the period within which the next annual general meeting is required to be held (i.e., within 18 months from our incorporation), or (iii) the subsequent revocation or modification of such general authority by our shareholders acting at an extraordinary general meeting duly convened for such purpose. Subject to the general requirements of the Singapore Companies Act and our memorandum and articles of association, the general authority given to our directors by SunEdison to allot and issues shares may be exercised by our directors to allot and issue shares on terms and subject to conditions as they deem fit to impose. Any additional issuances of new shares by our directors may dilute your interest in our ordinary shares and adversely impact the market price of our ordinary shares.

Risks Related to Ownership of Our Ordinary Shares

There may not be an active trading market for our ordinary shares.
We completed the Offering in May 2014. As a result, there has been a public market for our ordinary shares for only a short period of time. An active, liquid and orderly market for our ordinary shares may not be sustained, which could depress the trading price of our ordinary shares. In addition, the market price of our ordinary shares may fluctuate significantly and may be adversely affected by broad market and industry factors, regardless of our actual operating performance. An inactive market may also impair our ability to raise capital by selling our ordinary shares, and it may impair our ability to attract and motivate our employees through equity incentive awards.
The price of our ordinary shares may fluctuate substantially.
You should consider an investment in our ordinary shares to be risky, and you should invest in our ordinary shares only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our ordinary shares to fluctuate, in addition to the other risks mentioned in this section of the prospectus, are:

•	our announcements or our competitors' announcements regarding new products or services, enhancements, significant contracts, acquisitions, or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our ordinary shares;

•	failures to meet external expectations or management guidance;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•
changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of ordinary shares by our shareholders, including SunEdison, our incurrence of additional debt, or our failure to comply with the agreements governing our credit facilities;

•	reputational issues;

•	changes in general economic and market conditions in any of the regions in which we conduct our business;

•	changes in industry conditions or perceptions;

•	changes in applicable laws, rules, or regulations; and

•	announcements or actions taken by SunEdison as our principal shareholder.
In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our ordinary shares could decline for reasons unrelated to our business, financial condition, and results of operations. If any of the foregoing occurs, it could cause our share price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
Future sales of our ordinary shares, or the perception in the public markets that these sales may occur, may depress our share price.
Sales of substantial amounts of our ordinary shares in the public market, or the perception that these sales could occur, could adversely affect the price of our ordinary shares and could impair our ability to raise capital through the sale of additional shares.
In the future, we may also issue our securities in connection with investments or acquisitions. The number of ordinary shares issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding ordinary shares.
We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements, which could make our ordinary shares less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act. We may choose to take advantage of exemptions from various public company reporting requirements for as long as we continue to be an emerging growth company. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our equity securities pursuant to an effective registration statement under the Securities Act, which fifth anniversary will occur in 2019. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have taken advantage of certain of the reduced disclosure obligations in this report regarding executive compensation and the number of years included in our historical financial statements and may elect to take advantage of other reduced burdens in future filings. A result of this is that the information that we provide may be different than that provided by other public reporting companies. We cannot predict if investors will find our ordinary shares less attractive as a result of our reliance on these exemptions. If some investors find our ordinary shares less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our ordinary shares and the price for our ordinary shares may be more volatile.
Emerging growth companies can delay adopting new or revised accounting standards, under the JOBS Act, until such time as those standards apply to private companies. We may avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As of December 31, 2014, all current accounting standards have been adopted.
We do not currently expect to pay any cash dividends for the foreseeable future.
We do not currently anticipate that we will pay any cash dividends on our ordinary shares for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions (including those under the our credit facilities and any potential indebtedness we may incur in the future), restrictions imposed by applicable law, tax considerations, and other factors our board of directors deems relevant. Additionally, pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends. Accordingly, if you purchase ordinary shares, realization of a gain on your investment will depend on the appreciation of the price of our ordinary shares, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our ordinary shares.
Certain provisions of the agreements we entered into with SunEdison in connection with the Formation Transactions may discourage a takeover of our company by a third party or reduce the consideration our shareholders would receive in a sale of our company, each of which could adversely affect the price at which our ordinary shares will trade.
In connection with the Offering, we entered into agreements that provide a framework for our ongoing relationship with SunEdison, including intellectual property licensing agreements, a transition services agreement, and a tax matters agreement. See “Certain Relationships and Related Party Transactions.” Each of these agreements provides that the agreement will automatically terminate upon a change in control of SSL. Under these agreements, a change of control is generally defined as (i) a person becoming the beneficial owner, directly or indirectly, of equity representing 50% or more of the total voting power of our outstanding equity, (ii) our merging or consolidating with another person whereby less than 50% of the total voting power of the surviving entity is represented by equity held, directly or indirectly, by our former equity holders, or (iii) our selling, transferring or exchanging all or substantially all of our assets to another person, unless more than 50% of the total voting power of the transferee receiving such assets is, directly, or indirectly, owned by our equity holders. Because these agreements are material to our business and operations, these provisions may discourage a takeover of our company by a third party. In addition, a potential acquiror which needed these agreements to continue in effect following its purchase could be required to negotiate new terms for these agreements with SunEdison. In either event, the result may reduce the consideration our shareholders would receive in a sale of us, which in turn could adversely affect the price at which our ordinary shares will trade.
The Singapore Takeover Code may impede a takeover of our company by a third party, which could adversely affect the value of our ordinary shares.

The Singapore Takeover Code contains provisions that may delay, deter or prevent a future takeover or change in control of our company for so long as we remain a public company with more than 50 shareholders and net tangible assets of 5 million Singapore dollars or more. Under the Singapore Takeover Code, any person acquiring, whether by a series of transactions over a period of time or not, either on his own or together with parties acting in concert with such person, 30% or more of our voting shares, or, if such person holds, either on his own or together with parties acting in concert with such person, between 30% and 50% (both inclusive) of our voting shares, and such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of the Securities Industry Council in Singapore, extend a mandatory takeover offer for the remaining voting shares in accordance with the provisions of the Singapore Takeover Code. While the Singapore Takeover Code seeks to ensure fair and equal treatment of all shareholders in a takeover or merger situation, its provisions may discourage or prevent certain types of transactions involving an actual or threatened change of control of our company. These legal requirements may impede or delay a takeover of our company by a third party, which could adversely affect the value of our ordinary shares. While public companies that are not listed on a Singapore exchange may apply to the Securities Industry Council in Singapore for a waiver with respect to compliance with the Singapore Takeover Code, we currently do not intend to seek such a waiver.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, statements regarding our expectation that SunEdison will continue to supply us with polysilicon at competitive market prices until SMP achieves commercial capabilities to produce electronic grade polysilicon, that we will be able to purchase a portion of our polysilicon from SMP at prices lower than our historical cost for polysilicon and that, if SunEdison or SMP is unable or unwilling to meet our demand for polysilicon, we will be able to obtain our requirements from alternative suppliers; our expectation that costs of monitoring groundwater and soil contamination will not be material and that known environmental conditions will not have a material impact on our business in the future; our belief that we have adequately accrued for all expected expenses regarding environmental liabilities; our belief that the ultimate outcome of our pending legal proceedings will not have a material adverse effect on our business, financial condition or results of operations; our anticipation that there will not be any adverse work stoppages that could materially affect our business; our expectation that we will not pay any cash dividends on our ordinary shares for the foreseeable future; our expectation that our primary sources of liquidity will be cash generated from operations and borrowing available from our senior secured revolving facility; our belief that we will have the liquidity sufficient to fund our operations for at least the next 12 months; our belief that any repatriation tax effects would have minimal impacts on future cash flows; our belief that our accrued income tax liabilities are adequate in relation to the potential for additional tax assessments; our anticipation that neither ASU No. 2014-08, ASU No. 2014-09 nor ASU 2014-15 will have a material impact on our consolidated financial statements and related disclosures; our expectation that our plan to consolidate our crystal operations will be completed by the second half of 2015 and that our workforce restructuring plan initiated in December 2014 will be completed by the end of the first half of 2015; our expectation that any final resolution with the PBGC regarding our U.S. pension plan will not have a material impact on our financial condition or results of operations; our belief that the finalization of the examination by the IRS of U.S. operations for the 2011 and 2012 tax years will not result in any material adjustments to our tax positions; and our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of net deferred tax assets.
These statements generally can be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "may", "could", "intend", "belief", "estimate", "plan", "likely", "will", "should", or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties, and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in, or indicated, by those statements. We cannot assure you that any of our expectations, estimates, or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under this "Item 1A. Risk Factors". These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Properties
Our principal manufacturing and administrative facilities, including our executive offices, comprised approximately 2,898,000 square feet as of December 31, 2014. All of our facilities are owned, other than our Kuala Lumpur, Malaysia facility, which is leased. This lease expires in April 2015 and is extendable for one two-year period thereafter. We also own all of the real estate underlying our owned facilities, other than the real estate on which our Hsinchu, Taiwan facility is located, which is subject to a land lease. This lease was renewed in 2014 for 20 years. We also sub-lease from SunEdison an office in Singapore comprising approximately 3,000 square feet.
The table below sets forth the location and approximate square footage of each of our facilities.

Location	Approximate Square Footage
St. Peters, MO, USA	592,000
Hsinchu, Taiwan	537,000
Cheonan, South Korea	469,000
Ipoh, Malaysia	431,000
Novara, Italy	418,000
Utsunomiya, Japan	311,000
Merano, Italy (1)	82,000
Kuala Lumpur, Malaysia	55,000
Singapore	3,000

(1)	This represents the remaining crystal facility in Merano, Italy, and excludes the polysilicon facility and related chlorosilanes facility that were sold in December 2014.
We committed to terminate certain of our manufacturing operations at our facility located in St. Peters, Missouri in 2009 in an effort to reduce manufacturing costs and shift manufacturing to locations closer to our customers. We ceased all manufacturing at our St. Peters facility in 2012 except for 150mm crystal growing and advanced SOI substrate manufacturing. The discontinued manufacturing operations at our St. Peters facility were transferred to our facility in Ipoh, Malaysia. We commenced a plan to consolidate our semiconductor crystal operations on February 7, 2014. The consolidation will include the transitioning of small diameter crystal activities from our St. Peters facility to our other crystal facilities in Korea, Taiwan and Italy. Our corporate headquarters, SOI manufacturing, and certain R&D activities are expected to continue at our St. Peters facility.
We believe that our existing facilities and equipment are well maintained, in good operating condition, and are adequate to meet our current requirements.

Item 3.        Legal Proceedings

We are involved in various legal proceedings, claims, investigations and other legal matters which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of our pending legal proceedings, individually and in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations.

Item 4.         Mine Safety Disclosure

Not applicable.

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report and under "Stockholders' Information" in our 2014 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our ordinary shares. Our senior secured credit facilities prevent the payment of dividends on our ordinary shares without the prior consent of the lenders.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by reference.

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
There has been no material change in the planned use of proceeds from the offering as described in the Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014. We used approximately $9.6 million of the net proceeds received from the offering to repay existing third party indebtedness owed to a bank by our Japanese subsidiary and an immaterial amount of the proceeds to repay intercompany notes issued to SunEdison, Inc. in connection with the asset transfers which were part of the Formation Transactions. We intend to use the remaining net proceeds for working capital and general corporate purposes.

Item 6.        Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under "Four Year Selected Financial Highlights" in our 2014 Annual Report, which information is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under "Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report, which information is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The information required by this item is set forth under "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Consolidated Statement of Comprehensive (Loss) Income", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report, all of which are incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information required by this item is set forth under "Controls and Procedures - Evaluation of Disclosure Controls and Procedures" and "Internal Control Over Financial Reporting" in our 2014 Annual Report, which information is incorporated herein by reference. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.    Other Information

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers. Each of our directors holds office for a one-year term, expiring at our annual shareholders’ meeting. There are no family relationships between any of our executive officers and directors.

Name	Age	Position / Title
Shaker Sadasivam	55	President, Chief Executive Officer, and Director
Jeffrey L. Hall	48	Executive Vice President Finance & Administration and Chief Financial Officer
William J. Dunnigan	57	Senior Vice President and General Manager
John A. Kauffmann	58	Senior Vice President Global sales
Antonio R. Alvarez	58	Director
Gideon Argov	58	Director
Michael F. Bartholomeusz	46	Director
Jeffrey A. Beck	51	Director
Justine F. Lien	52	Director
Brian A. Wuebbels	42	Director
Abdul Jabbar Bin Karam din	45	Director
Ages shown above are as of February 1, 2015. The following is a brief description of the business experience of each of the persons listed above.
Dr. Shaker Sadasivam has served as our President and Chief Executive Officer and a director since December 2013 and as SunEdison’s Executive Vice President and President-Semiconductor Materials since October 2009 and Senior Vice President, Research and Development from July 2002 to September 2009. Prior to that time, Dr. Sadasivam served in various positions for SunEdison, including as President of MEMC Japan Ltd., SunEdison’s Japanese subsidiary, from April 2002 to June 2002, as Director, Worldwide Operations Technology from July 2000 to March 2002, as Director, Technology for MEMC Korea Company, SunEdison’s South Korean subsidiary, from July 1999 to June 2000, and in positions in the manufacturing technology group from September 1997 to June 1999. Dr. Sadasivam’s extensive experience working in our business, including as the President of our business under SunEdison, allows him to advise our board of directors on management’s perspective with respect to a full range of issues affecting our company.
Jeffrey L. Hall has served as our Executive Vice President Finance & Administration and Chief Financial Officer since December 2013. Prior to joining our company, Mr. Hall served as the Executive Vice President and Chief Financial Officer for Express Scripts Holding Company from April 2008 to July 2013. Prior to joining Express Scripts, Mr. Hall was with KLA-Tencor Corporation since 2000 in various leadership positions with increasing roles and responsibilities, including serving as Senior Vice President and Chief Financial Officer from January 2006 to March 2008. Prior to joining KLA-Tencor, Mr. Hall held various financial leadership roles in the resort and global telecommunications industries.
William J. Dunnigan has served as our Senior Vice President and General Manager since May 2014 and served as SunEdison’s Vice President and General Manager since July 2013. Mr. Dunnigan joined SunEdison in December 2010 as Vice President Supply Chain, Semiconductor Materials, a position he held until June 2013. Previously, Mr. Dunnigan served as Senior Vice President, Wafer Fabrication of Cypress Semiconductor from June 2006 to March 2009. Mr. Dunnigan started his career at Motorola/Freescale Semiconductor, where he worked for 26 years in a variety of roles until August 2005, including process engineering, manufacturing and operations management, Corporate Vice President, Wafer Manufacturing and Vice President and General Manager of the Computing Platform Division.
John A. Kauffmann has served as our Senior Vice President Global Sales since October 2014. Prior to that time, Mr. Kauffmann held various Vice President positions with SunEdison Semiconductor Limited, encompassing Business Development as well as Sales in Europe, North America, and Singapore and served as a Senior Vice President for Worldwide Sales, Customer Service and Marketing of SunEdison (formerly MEMC Electronic Materials Inc.) from October 2004 through November 2010. Previously, Mr. Kauffmann held various leadership positions in sales, marketing, and operations since joining SunEdison in 1980.

Antonio R. Alvarez has served as one of our directors since May 2014. Mr. Alvarez served as the Chief Operating Officer of Aptina Imaging, an imaging technology company, from 2012 to August 2014. Prior to joining Aptina Imaging, Mr. Alvarez served as Chief Operating Officer of Advanced Analogic Technologies from October 2010 to 2012 and Chief Executive Officer of Leadis Technology from November 2005 to September 2009. Mr. Alvarez also served as Senior Vice-President of the Memory Products Division as well as Research & Development at Cypress Semiconductor prior to 2005. Mr. Alvarez also serves on the board of directors of SunEdison, Inc. (NYSE: SUNE) ChipMOS Technologies (Bermuda) Ltd. (Nasdaq: IMOS), a leading independent provider of semiconductor testing and assembly services to customers in Taiwan, Japan and the United States. Mr. Alvarez brings to our board of directors extensive leadership and operations experience as a senior executive of several technology companies, as well as deep insights into the industry in which we operate from serving on the board of directors of a public company operating in the semiconductor industry.
Gideon Argov has served as one of our directors since May 2014. Mr. Argov has served as an Advisory Director to Berkshire Partners since May 2013. Mr. Argov previously served as Chief Executive Officer of Entegris, a global provider of materials and components to the semiconductor and electronics industries from 2004 to 2012 and as a Managing Director of Parthenon Capital from 2001 to 2004. Previously, he served for nine years as Chairman and Chief Executive Officer of Kollmorgen, a factory automation and electro-optical systems provider. Mr. Argov served for four years as a combat officer and Company Commander in the armored corps of the Israel Defense Forces. Mr. Argov is also a director of J.M. Huber Corporation and Servotronix, and a member of the Council on Foreign Relations and the International Council of the Belfer Center at the John F. Kennedy School of Government. Additionally, Mr. Argov is involved in numerous non-profit organizations including Beth Israel Deaconess Medical Center in Boston and the Inter-Disciplinary Center (IDC) in Herzliya, Israel, where he founded the Shlomo Argov Fellows Program for public sector leadership. Mr. Argov brings to our board of directors significant leadership experience as the former chief executive officer of two companies, including one that operates in the semiconductor industry, and financial expertise as a managing partner or advisor to leading private investment firms.
Michael F. Bartholomeusz has served as one of our directors since May 2014. Dr. Bartholomeusz has served as Chief Executive Officer and as a member of the Board of Directors of HZO Inc., a privately-held thin film nanotechnology company, since July 2013. Prior to joining HZO Inc., Dr. Bartholomeusz served as Managing Partner of Apex Management Partners, a firm providing advisory services in the fields of technology, business development and strategic transactions, from 2007 to June 2013, and as Chief Executive Officer and member of the Board of Directors of AQT Solar, a privately-held producer of thin-film solar products, from 2008 to December 2012. Previously, Dr. Bartholomeusz spent 11 years in various positions at WC Heraeus, GmbH, a company with holdings in the electronics, medical and materials industries, most recently as Executive Vice President and Division Manager. Dr. Bartholomeusz also serves on the board of directors of Banyan Energy Inc., a privately-held solar energy company. He previously served on the board of directors of Inner Mongolia Electrolyte Metals and Powders Co., a privately held Chinese company, and on the boards of directors of subsidiaries of Heraeus in Japan and Singapore. Dr. Bartholomeusz brings to our board of directors extensive leadership experience as a senior executive of several technology-based companies, as well as global experience in regions and countries outside the United States including Europe, Japan, Singapore, Taiwan, India and China through his work with Heraeus and Inner Mongolia Electrolyte Metals and Powders.
Jeffrey A. Beck has served as one of our directors since May 2014. Mr. Beck has served as President and CEO of Presstek, LLC, a private equity-owned leader in the digital global offset printing industry since May 2014. Prior to joining Presstek, LLC, Mr. Beck served as Chief Operating Officer of iRobot Corporation, a leading provider of robots to the consumer and defense and security markets, from April 2012 to December 2013, and as President of its Home Robot Division from March 2009 to March 2012. Prior to joining iRobot, Mr. Beck was with AMETEK corporation, a manufacturer of electronic instruments and electromechanical devices, from 2004 to 2009, most recently as Senior Vice President and General Manager, Aerospace and Defense. From 1999 to 2004, Mr. Beck held management positions at two divisions of Danaher Corporation. Mr. Beck began his career at Emerson Electric Corporation, holding various engineering and sales positions from 1989 to 1999. Mr. Beck currently serves on the board of directors of Fiber Optic Components, a privately-held company. Mr. Beck’s qualifications to serve on our board include extensive leadership and operational experience from his senior management positions at technology-based companies.
Justine F. Lien has served as one of our directors since May 2014. Ms. Lien has served on the board of directors and as chair of the audit committee and a member of the nominating and corporate governance committees of Avago Technologies Limited (Nasdaq: AVGO) since 2008. Previously, Ms. Lien served as the Chief Financial Officer, Vice President of Finance, Treasurer and Secretary of Integrated Circuit Systems, Inc., from May 1999 to September 2005 when ICS merged with Integrated Device Technologies, Inc., following which Ms. Lien retired. She joined ICS in 1993 holding titles including Director of Finance and Administration and Assistant Treasurer. Ms. Lien served as a director of Techwell, Inc. from January 2006 until July 2010, where she also served as the chairperson of the audit committee. Ms. Lien holds a B.A. degree in accounting from Immaculata College and an M.T. degree in taxation from Villanova University, and is a certified management accountant. Ms. Lien’s qualifications to serve on our board include her career in senior financial management positions with, and on the board of directors of, semiconductor companies, and her education and training as an accounting professional.

Brian A. Wuebbels has served as one of our directors since May 2014. Mr. Wuebbels serves as the Executive Vice President and Chief Financial Officer of SunEdison, a position he has held since May 2012. Prior to that time, Mr. Wuebbels served as SunEdison’s Vice President and General Manager-Balance of System Products from January 2012 to April 2012, Vice President and General Manager, Solar Wafer Manufacturing from February 2010 to December 2011, Vice President of Financial Planning and Analysis from January 2009 to January 2010 and Vice President Operations Finance from August 2007 to December 2009. Prior to joining SunEdison, Mr. Wuebbels served as Vice President and Chief Financial Officer of Honeywell’s Sensing and Controls Business from August 2005 to July 2007 and Vice President of Financial Planning and Analysis for Honeywell’s Transportation Systems Strategic Business Group from March 2003 to July 2005. Mr. Wuebbels previously spent 10 years at General Electric in various senior finance and operations roles around the world. Mr. Wuebbels extensive experience working in our business, including as the Executive Vice President and Chief Financial Officer of SunEdison, allows him to advise our board of directors on a wide range of management and financial issues pertinent to SunEdison Semiconductor.
Abdul Jabbar Bin Karam Din has served as one of our directors since May 2014. Mr. Jabbar has served as the head of the corporate and transactional practice, and as an executive committee partner at Rajah & Tann Singapore LLP, a Singapore law firm, since March 1, 2014. Previously, Mr. Jabbar served as an equity partner of Rajah & Tann Singapore LLP from January 2008 to March 2014. Mr. Jabbar currently serves as a director for R&T Corporate Services Pte Ltd, a privately-held company, and as a member of the Singapore Academy of Law and the Law Society of Singapore. Mr. Jabbar’s qualifications to serve on our board include his extensive knowledge of Singapore law from his almost 21-year career practicing corporate and transactional law, as well as his legal experience in other regions in which we operate, including South East Asia.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the forms furnished to the Company or written representations of certain persons, each director, officer and beneficial owner of 10% of the outstanding shares of the Company timely filed all required reports under Section 16(a) of the Securities Exchange Act of 1934 for fiscal 2014.

Code of Business Conduct
Our board of directors adopted a code of business conduct which applies to all of our employees, officers, and directors. Our board of directors also adopted a supplemental code of conduct applicable to senior financial employees. The full text of our codes of business conduct are posted on our website at www.sunedisonsemi.com. If we make any substantive amendments to these codes or grant any waiver from a provision to our chief executive officer or principal financial and accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K. The information contained on our website is not part of this report.

Audit Committee Financial Expert
The Audit Committee of our Board of Directors consists of Ms. Lien and Messrs. Alvarez and Beck. We believe each member of the Audit Committee qualifies as an independent director according to the rules and regulations of the SEC and the NASDAQ Global Select Market with respect to audit committee membership. Our Board of Directors has determined that Ms. Lien qualifies as an “audit committee financial expert”, as such term is defined in Item 401(h) of Regulation S-K.

Item 11.        Executive Compensation

The following section provides compensation information pursuant to the scaled disclosure rules applicable to "emerging growth companies" under the rules of the SEC.

Overview
Our “Named Executive Officers” for 2014, which consist of our principal executive officer and the two other most highly compensated executive officers, are:
•Shaker Sadasivam, our President and Chief Executive Officer;
•Jeffrey L. Hall, our Executive Vice President Finance & Administration and Chief Financial Officer; and
•William J. Dunnigan, our Senior Vice President and General Manager.

Until the consummation of our IPO in May 2014, we operated as a business segment of SunEdison. As a result, SunEdison determined the compensation of our employees, including our Named Executive Officers for all periods prior to the consummation of the IPO. Unless otherwise stated, the compensation tables and other information set forth below for all periods prior to the consummation of the IPO reflect amounts paid or payable or awards granted to our Named Executive Officers by SunEdison under SunEdison’s compensation plans and programs. Following the consummation of the transactions, our Named Executive Officers receive compensation and benefits under our compensation programs and plans, except that certain benefits continue to be provided to our employees, including our Named Executive Officers, by SunEdison pursuant to a transition services agreement. See “Certain Relationships and Related Party Transactions-Transition Services Agreement.”
Following the consummation of the IPO, our Compensation Committee has been responsible for determining the appropriate compensation plans and programs for our executives. Our Compensation Committee reviews and evaluates our executive compensation plans and programs to ensure they are aligned with our compensation philosophy. The compensation plans and arrangements for our executives consist generally of an annual base salary, an annual cash incentive component, a long-term incentive (equity awards) component, and a health and retirement benefits component. A summary of the plans and arrangements that our Compensation Committee has adopted is set forth below. We expect that our Compensation Committee will further refine its objectives and philosophy with regard to the compensation we will pay our executives, with the goal of attracting and retaining skilled executives to implement our business plans and strategies.

Summary Compensation Table

The following table presents summary information regarding the total compensation paid to, earned by, and awarded to each of our Named Executive Officers.

Name and principal position	Year		Salary(1)	Stock awards(2)	Option awards(2)	Non-equity incentive plan compensation(3)	All other compensation(4)	Total
Shaker Sadasivam	2014		$516,410	$1,572,239	$2,038,158	$—	$15,337	$4,142,144
President and Chief Executive Officer	2013		434,169	—	603,870	432,700	17,881	1,488,620

Jeffrey L. Hall	2014		400,000	1,108,021	1,437,804	—	9,508	2,955,333
Executive Vice President Finance & Administration and Chief Financial Officer	2013	(5)	30,769	—	—	—	615	31,384

William J. Dunnigan	2014		294,168	278,744	363,743	—	14,956	951,611
Senior Vice President and General Manager	2013		297,920	119,750	114,575	157,301	14,395	703,941

(1)	Amounts shown include cash compensation earned and received as well as cash compensation earned but deferred at the election of the executive officer under SunEdison’s MEMC Retirement Savings Plan.

(2)
All 2014 option awards reflected in the table are non-qualified share options granted by us under our equity plans, which options are exercisable for our ordinary shares. All 2013 option awards reflected in the table are non-qualified stock options granted under SunEdison’s equity plans, which options are exercisable for shares of common stock of SunEdison. The dollar amounts shown for option awards represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, excluding the effect of forfeitures related to service-based conditions. The dollar amounts shown for stock awards ("Restricted Stock Units", or "RSUs") represent the aggregate grant date fair value and are, if applicable, based upon the highest probable outcome of the performance-based conditions in accordance with FASB ASC Topic 718, excluding the effect of forfeitures related to service-based conditions. These amounts do not reflect whether our Named Executive Officers have actually realized or will realize a financial benefit from the awards. For a discussion of valuation assumptions, see Note 6 to the audited combined financial statements included elsewhere in this Form 10-K.

(3)
See “2014 Annual Incentive Plan” below for a description of our short-term incentive plan. At its meeting in January 2015, the Compensation Committee determined that the necessary level of company performance metrics for 2014 under the plan had not been achieved and, as a result, none of the Named Executive Officers received a cash incentive payment for 2014. The 2013 amounts represent awards for 2013 performance under SunEdison’s short term incentive plan.

(4)	Amount shown represents contributions by SunEdison and us to the MEMC Retirement Savings Plan.

(5)	Mr. Hall joined the Company in December 2013.

Annual Base Salary
The 2014 base salaries for our Named Executive Officers were:

Named Executive Officer	Base Salary(1)
Shaker Sadasivam	$600,000
Jeffrey L. Hall	400,000
William J. Dunnigan	299,936

(1)	Dr. Sadasivam’s annual base salary was increased from $437,100 upon consummation of the IPO. The annual base salaries of Messrs. Hall and Dunnigan remained unchanged throughout 2014.

2014 Annual Incentive Plan
Our 2014 Annual Incentive Plan ("2014 Plan") had two main components: a company performance component and a personal goal component. Our 2014 annual incentive plan had “threshold”, “target”, and “maximum” payouts based on the achievement of a combination of company performance metrics and personal goal metrics. The “threshold” level of performance for a particular performance goal represented the lowest level of performance for which any bonus would be earned on that performance goal. The “maximum” level of performance represented the level for which the maximum bonus would be earned for that particular goal, and the “target” represented the target level of performance. Our Compensation Committee and our independent directors approved the following “threshold”, “target”, and “maximum” levels for 2014 for each of our Named Executive Officers (with target, threshold, and maximum represented as a percentage of base salary):

Named Executive Officer	Threshold	Target	Maximum
Shaker Sadasivam	50%	100%	200%
Jeffrey L. Hall	37.5%	75%	150%
William J. Dunnigan	20%	40%	80%
The company performance component of the plan was based upon the achievement of a threshold level of Adjusted EBITDA. For each of Dr. Sadasivam and Messrs. Hall and Dunnigan, the company performance metrics account for 80% and the personal performance metrics account for 20% of his total potential award; provided, that achievement of less than a certain level of company performance metrics would result in no payout for personal goals.
At its meeting in January 2015, the Compensation Committee determined that the necessary level of company performance metrics for 2014 had not been achieved and, as a result, none of the Named Executive Officers was paid an incentive bonus for 2014.

Outstanding SunEdison Equity Awards at Fiscal Year End
The following table summarizes, for each of our Named Executive Officers who hold SunEdison equity awards, the number of shares of SunEdison restricted stock and the number of shares of common stock of SunEdison underlying outstanding stock options held as of December 31, 2014. Approximately 25% of all of these unvested outstanding grants were replaced in January 2015 with stock options and RSUs, as applicable, of SunEdison Semiconductor under the 2014 Plan. See “Exchange of Outstanding SunEdison Equity Awards” below.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date(1)	Grant Date of Stock Award	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(2)
Shaker
Sadasivam	20,000	—		—		$17.65	7/26/2015		—		$—
	6,250	—		—		11.63	2/16/2015		—		—
	9,150	—		—		25.66	1/25/2016		—		—
	9,300	—		—		29.73	7/25/2016		—		—
	15,000	—		—		45.70	1/24/2017		—		—
	20,000	—		—		58.31	7/24/2017		—		—
	20,000	—		—		69.84	1/23/2018		—		—
	125,000	—		—		13.43	1/20/2019		—		—
	100,000	—		—		15.71	10/15/2019		—		—
	91,980	61,320	(4)	—		11.63	4/27/2021		—		—
	125,000	125,000	(5)	—		3.45	4/25/2022		—		—
	133,333	66,667	(6)	—		1.76	7/24/2022		—		—
	164,000	82,000	(6)	—		3.27	9/18/2022		—		—
	—	—		150,000	(7)	9.58	7/18/2023		—		—

William
Dunnigan	—	12,135	(8)	—		2.77	8/20/2019	4/27/2011	1,000	(3)	19,510
	—	5,625	(5)	—		3.45	4/25/2022	4/25/2012	2,813	(9)	54,882
	10,000	20,000	(6)	—		1.76	7/24/2022	7/18/2013	9,375	(9)	182,906
	16,334	16,333	(6)	—		3.27	9/18/2022		—		—
	—	18,750	(5)	—		9.58	7/18/2023		—		—

(1)	Except as otherwise indicated, the grant date of all stock option awards is ten years prior to the expiration date.

(2)	Based on SunEdison’s closing stock price on December 31, 2014 of $19.51.

(3)	The RSUs vest in increments of 50% on the third and the fourth anniversaries of the grant date.

(4)	The stock options vest in increments of 10%, 20%, 30%, and 40% over four years commencing on the first anniversary of the grant date.

(5)	The stock options vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(6)
The stock option grants made on July 24, 2012 and September 18, 2012 are performance based grants that will vest, if at all, in 33% increments if SunEdison’s stock achieves certain target market prices. The option expires on the tenth anniversary of the grant date, provided that if the target market prices are not achieved by the fifth anniversary of the grant date, the option will be cancelled. At this time, all three targets (June 21, 2013, December 31, 2013, and March 19, 2014) have been met.

(7)
The stock options will be earned, if at all, upon the achievement of one of the increasing SunEdison EBITDA targets that have been established for each of 2013, 2014, and 2015. Once earned, the options will vest on the first anniversary of the date on which the target was achieved. As of December 31, 2014, no EBITDA targets had been deemed met. On February 5, 2015, the SunEdison Compensation Committee determined that the EBITDA target had been met; 112,500 of these options may be exercised for SunEdison common stock one year from February 5, 2015.

(8)
The stock options were issued in exchange for stock options previously granted in 2010 and 2011 and vest in increments of 33.33% over three years commencing on the first anniversary of the grant date. The grant date of the stock options was seven years prior to the expiration date.

(9)	The RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

Outstanding SunEdison Semiconductor Equity Awards at Fiscal Year End
The following table summarizes, for each of our Named Executive Officers, the number of SunEdison Semiconductor RSUs and the number of ordinary shares of SunEdison Semiconductor underlying outstanding stock options held as of December 31, 2014.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date(1)	Grant Date of Stock Award	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(2)
Shaker
Sadasivam	—	384,615	(3)	—	$13.00	5/28/2024	5/28/2014	—		$—	96,154	(4)	$1,785,580
	—	74,117	(3)	—	17.39	6/13/2024	6/13/2014	18,530	(6)	344,102	—		—

Jeffrey L.
Hall	57,692	173,077	(5)	—	13.00	5/28/2024	5/28/2014	—		—	57,692	(4)	1,071,340
	—	82,353	(3)	—	17.39	6/13/2024	6/13/2014	20,588	(6)	382,319	—		—

William
Dunnigan	—	64,118	(3)	—	17.39	6/13/2024	6/13/2014	16,029	(6)	297,659	—		—

(1)	The grant date of all stock options is ten years prior to the expiration date.

(2)	Based on SunEdison Semiconductor’s closing stock price on December 31, 2014 of $18.57.

(3)	The stock options vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(4)
The RSUs vest in full, following review and approval by our Compensation Committee, if our consolidated EBITDA for any of the years ending December 31, 2015, December 31, 2016, December 31, 2017, or December 31, 2018 is $200 million or greater.

(5)	The unvested stock options vest in increments of 57,692 options on December 2 of each of 2015 and 2016 and 57,693 options on December 2, 2017.

(6)	The RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

Pension Plan
Dr. Sadasivam is a participant in SunEdison’s defined pension plan, which was amended in January 2002 to freeze the accrued benefit for him and other employees who did not meet certain age and service criteria. As of December 31, 2014, Dr. Sadasivam had 8.3 years of credited service under the plan, and the present value of his accumulated benefits was $110,058.

Employment and Post-Termination Arrangements

General
All of our Named Executive Officers are currently employees at will. Other than Dr. Sadasivam, none of our Named Executive Officers currently has an employment agreement with SunEdison or us. In connection with our IPO, we entered into an employment agreement with Dr. Sadasivam described below under “Employment Agreement”.
Under our equity plans, an employee (including our Named Executive Officers) must be terminated without cause or by the employee for good reason within two years following a change in control of us in order to receive accelerated vesting of stock options and restricted stock units. Under our equity plans, “good reason” is generally considered a material diminution in an employee’s duties and responsibilities, a decrease in an employee’s base salary or benefits, or a relocation of an employee’s work location of more than 50 miles.

Under our severance policy, two of our Named Executive Officers, Messrs. Hall and Dunnigan, would receive six months salary continuation and continuation of healthcare benefits if such executives were terminated (other than for cause). Dr. Sadasivam’s severance benefits are described below under “Employment Agreement-Severance Payments”. The salary continuation would be paid bi-weekly in accordance with our regular payroll practices for such periods. Receipt of these payments is conditioned on the executive agreeing to execute a standard general release and waiver and to abide by his employee confidentiality and non-compete agreement, which provides for a two-year non-compete and two-year non-solicitation (of our employees and customers) period.

Employment Agreement
In connection with our IPO, we entered into a formalized agreement with Dr. Sadasivam, which covers the terms of his employment and severance benefits as follows:

•
Term; Termination. The employment agreement provides that Dr. Sadasivam has a four-year employment term, commencing following the completion of our IPO. The employment term will automatically renew for additional one year terms unless either party provides the other party with a notice of termination at least 60 days prior to the end of the term or renewal term. The employment term can also be terminated due to death or disability (as defined in the employment agreement), or by us or Dr. Sadasivam for any reason.

•
Salary and Bonus. The employment agreement provides for an annual base salary of $600,000, which will be reviewed annually by our board of directors and may be adjusted upwards in its sole discretion. Dr. Sadasivam is eligible to receive an annual bonus targeted at 100% of Dr. Sadasivam’s annual base salary with the potential for awards up to 200% of Dr. Sadasivam’s annual base salary, payable pursuant to the terms of the annual incentive plan approved by our board of directors. Pursuant to the terms of his employment agreement, Dr. Sadasivam also received a grant of stock options and RSUs in connection with our IPO. See “2014 Awards-IPO Grants”.

•
Severance Payments. If Dr. Sadasivam’s employment is terminated (i) by us without “Cause” (as defined in the employment agreement) or (ii) by Dr. Sadasivam for “Good Reason” (as defined in the employment agreement), subject to his execution of a general release and separation agreement, Dr. Sadasivam will be entitled to severance payments in an amount equal to two times his annual base salary, payable in equal installments over a period of twenty-four months, the pro rata portion of his annual bonus earned through the termination date based on our actual performance for the year in which termination occurs and, if such termination occurs within two years after the effective date of the employment agreement, the immediate vesting of any unvested stock option or RSUs granted in connection with the IPO.

•	Confidentiality Covenant. The employment agreement prohibits Dr. Sadasivam from disclosing our confidential information during his employment and at any time thereafter.

Long-Term Incentive (Equity Awards)

Our Named Executive Officers and other key executives receive annual grants of stock options and restricted stock units pursuant to the 2014 Plan in order to align the long-term interests of management with those of our shareholders and incentivize our executives to manage our business to meet our long-term business goals and create sustainable long-term shareholder value. The terms and amounts of any grants are determined by our Compensation Committee in accordance with the terms of the 2014 Plan. See “SunEdison Semiconductor Limited 2014 Incentive Plans”.

2014 Awards - IPO Grants

In connection with the completion of our IPO, our Compensation Committee approved a grant to Dr. Sadasivam of non-qualified options under the 2014 Plan to purchase an aggregate of 384,615 of our ordinary shares, which equaled $5,000,000 divided by the initial public offering price of $13.00 per share. The options vest in increments of 25% over four years commencing on May 28, 2015, the first anniversary of our IPO. In addition, our Compensation Committee approved a grant to Mr. Hall of non-qualified options under the 2014 Plan to purchase an aggregate of 230,769 of our ordinary shares, which equaled $3,000,000 divided by the initial public offering price of $13.00 per share. The options vest in increments of 25% over four years commencing on December 2, 2014. In addition, Dr. Sadasivam received a grant of 96,154 RSUs, which equaled $1,250,000 divided by the initial public offering price of $13.00 per share, and Mr. Hall received a grant of 57,692 RSUs which equaled $750,000 divided by the initial public offering price of $13.00 per share. The RSUs vest if our EBITDA for any of the fiscal years ending December 31, 2015, 2016, 2017, or 2018 is $200 million or greater. Pursuant to his employment agreement, if within two years of the effective date of Dr. Sadasivam’s employment agreement, Dr. Sadasivam’s employment is terminated by us without cause or by Dr. Sadasivam with good reason, all unvested stock options and RSUs granted to Dr. Sadasivam in connection with our IPO will vest. See “Employment and Post-Termination Arrangements-Employment Agreement”. Mr. Dunnigan did not receive an equity grant in connection with the completion of our IPO.
Additionally, in connection with the completion of our IPO and under the 2014 Plan, our Compensation Committee approved equity grants to two other members of our senior management. These grants comprised non-qualified options to purchase an aggregate of 20,512 of our ordinary shares, which equaled $266,653 divided by the initial public offering price of $13.00 per share, and vest in increments of 25% over four years commencing on the first anniversary of their respective dates of hire, and an aggregate of 5,128 RSUs, which equaled an aggregate of $66,660 divided by the initial public offering price per share, and vest if our EBITDA for any of the fiscal years ending December 31, 2015, 2016, 2017, or 2018 is $200 million or greater.

Other 2014 Grants
Subsequent to the IPO, our Compensation Committee awarded: (i) a total of 1,158,106 stock options to our employees, including a total of 220,588 options awarded in June 2014 to our Named Executive Officers, and (ii) a total of 1,349,501 RSUs to our employees, including a total of 55,147 RSUs awarded in June 2014 to our Named Executive Officers. With respect to the option awards, our Compensation Committee awarded 74,117 options to Dr. Sadasivam, 82,353 options to Mr. Hall and 64,118 options to Mr. Dunnigan. The options have an exercise price of $17.39 per share and vest in increments of 25% over four years commencing on the first anniversary of the date of grant. With respect to the RSU awards, our Compensation Committee awarded 18,530 RSUs to Dr. Sadasivam, 20,588 RSUs to Mr. Hall and 16,029 RSUs to Mr. Dunnigan. The RSUs vest in increments of 25% over four years commencing on the first anniversary of the date of grant.

Exchange of Outstanding SunEdison Equity Awards
In January 2015, an offering of our ordinary shares by selling shareholders was closed. In connection with such offering, SunEdison ceased to own 50% or more of our outstanding ordinary shares. As a result, effective as of the closing, our employees would have been deemed to have a termination of employment from SunEdison under its various equity incentive plans and all outstanding equity awards with respect to SunEdison stock held by our employees would have been forfeited (in the case of unvested awards) or would have expired within three months (in the case of vested options) without compensation in accordance with the terms of such plans. In order to minimize the adverse impact of these plans’ provisions on our employees, to provide for a fair continuation of the compensation previously granted, and to ensure that our employees remain incentivized and committed to the mission and performance of our objectives, we and SunEdison agreed, effective as of the closing, to replace 25% of the equity-based compensation awards relating to SunEdison stock that were unvested and held by our employees (including our non-U.S. employees, subject to applicable local laws) with adjusted stock options and restricted stock units, as applicable, for our ordinary shares, each of which generally will preserve the value of the original awards. Each of the replacement awards was issued pursuant to the 2014 Plan. The remaining 75% of each of these unvested awards and all vested awards will continue to be held as stock options and restricted stock units, as applicable, for SunEdison common stock. These continuing options and restricted stock units will continue to vest in accordance with their terms, with employment by us to be deemed employment by SunEdison. The options may be exercised, when vested, by our employees in accordance with the terms of the original grant. Vesting terms for any awards relating to our ordinary shares that are substituted for awards originally granted with respect to SunEdison stock generally will remain substantially similar as provided under the original awards, subject to certain adjustments to reflect employment with us.
In connection with the foregoing, we issued options to purchase an aggregate of 442,791 ordinary shares with a weighted-average exercise price of $5.19 per share (including 126,923 and 19,062 options issued to Dr. Sadasivam and Mr. Dunnigan, respectively) and an aggregate of 170,115 RSUs (including 3,451 RSUs issued to Mr. Dunnigan), in each case based on applicable SunEdison equity awards outstanding, and our and SunEdison’s share prices as of, the offering closing date of January 20, 2015.

Health and Retirement Benefits
We provide our Named Executive Officers with benefits that our Compensation Committee believes are reasonable and in the best interests of our company and our shareholders. Our Named Executive Officers participate in broad-based benefit programs substantially similar to those offered to our U.S. employees, including healthcare and dental plans, long-term disability insurance, a 401(k) program with a match that is capped by the qualified limit established annually by the Internal Revenue Service, and life insurance plans.

SunEdison Semiconductor Limited 2014 Incentive Plans

In connection with our IPO, we adopted the 2014 Plan and the SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan, or the 2014 Director Plan, the material terms of which are summarized below. We collectively refer herein to the 2014 Plan and the 2014 Director Plan as the 2014 Incentive Plans.

2014 Plan
The purposes of the 2014 Plan are to enable us to attract and retain individuals who will contribute to our long-term success, motivate key personnel to produce a superior return to our shareholders by offering such individuals an opportunity to realize stock appreciation, by facilitating share ownership, and by rewarding them for achieving a high level of corporate performance and promote the success of our business. Eligibility to participate in the 2014 Plan is limited to our and our subsidiaries’ employees (including officers and directors who are employees) and consultants. The 2014 Plan provides for the grant of non-qualified stock options, incentive stock options (within the meaning of Internal Revenue Code Section 422), stock appreciation rights, restricted stock, restricted stock units, performance shares or any other cash- or stock-based award.

2014 Director Plan
The purposes of the 2014 Director Plan are to enable us to attract, motivate and retain qualified and experienced individuals who may perform services for us as non-employee directors, to compensate them for their contributions to our long-term growth and profits, and to encourage them to acquire a proprietary interest in our success. The 2014 Director Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, or any other cash- or stock-based award.

Summary of Material Terms of 2014 Incentive Plans
The terms of the 2014 Plan and the 2014 Director Plan are substantially the same. The material terms of the 2014 Incentive Plans are as follows:

•
Shares Subject to the 2014 Incentive Plans. The maximum aggregate number of shares that may be issued under the 2014 Plan is 10,000,000 ordinary shares, provided that no more than 10,000,000 ordinary shares may be reserved for incentive stock options, while the maximum number of shares that may be issued under the 2014 Director Plan is 1,000,000 ordinary shares. These limitations shall not apply to any dividends paid in cash in connection with outstanding awards, to any stock option or other awards that are granted through the settlement, assumption or substitution of outstanding awards previously granted or through obligations to grant future awards as a result of a merger, consolidation or acquisition of the employing company with or by us or to the shares underlying any award that is to be settled in cash. To the extent any stock option or other stock award granted under either 2014 Incentive Plan is forfeited, cancelled, terminated, expires, or lapses without having been exercised, or paid in full, the shares subject to such awards will become available for future grant or sale under the applicable 2014 Incentive Plan. However, any shares not issued or delivered as a result of the net settlement of an outstanding stock appreciation right or stock option, shares used to pay the exercise price or withholding taxes related to an outstanding stock appreciation right or stock option, or shares repurchased on the open market with the proceeds of a stock option exercise price will not be available for issuance under the 2014 Incentive Plans. At December 31, 2014, 6,808,484 ordinary shares and 903,750 ordinary shares remained available for issuance under the 2014 Plan and the 2014 Director Plan, respectively.

•
Award Limitations. During the course of any calendar year, under the 2014 Plan, no participant may be granted stock options and stock appreciation rights with respect to more than 1,500,000 ordinary shares in the aggregate, any other awards with respect to more than 1,500,000 ordinary shares in the aggregate (or, in the event such award denominated or expressed in terms of number of ordinary shares is paid in cash, the equivalent cash value thereof), any cash bonus award not denominated or expressed in terms of number of ordinary shares with a value that exceeds $3,000,000 in the aggregate, or with respect to performance-based awards pursuant to Internal Revenue Code Section 162(m) that, in the aggregate, exceeds 1,500,000 ordinary shares. During the course of any calendar year, under the 2014 Director Plan, no participant may be granted stock options and stock appreciation rights with respect to more than 50,000 ordinary shares in the aggregate, any other awards with respect to more than 75,000 ordinary shares in the aggregate (or, in the event such award denominated or expressed in terms of number of ordinary shares is paid in cash, the equivalent cash value thereof), or any cash bonus award not denominated or expressed in terms of number of ordinary shares with a value that exceeds $200,000 in the aggregate.

•
Plan Administration. Our Compensation Committee administers the 2014 Incentive Plans. Our board of directors has the authority to amend and modify the 2014 Incentive Plans, subject to any shareholder approval required by law or exchange rules. Subject to the terms of our 2014 Incentive Plans, our Compensation Committee has the authority to determine the terms, conditions and restrictions, including vesting terms, the number of ordinary shares subject to an award and the performance measures applicable to awards granted under the 2014 Incentive Plans, amend any outstanding awards, and construe and interpret the 2014 Incentive Plans and the awards granted thereunder. Under the 2014 Incentive Plans, our Compensation Committee also has the ability to delegate its authority to one or more officers of the Company with respect to awards that do not involve “covered employees” (within the meaning of Internal Revenue Code Section 162(m)) or “directors” or “officers” within the meaning of Section 16 of the Exchange Act so long as the Compensation Committee specifies the maximum number of ordinary shares that may be awarded to any single participant.

•
Stock Options and Stock Appreciation Rights. Our Compensation Committee may grant non-qualified stock options and stock appreciation rights under the 2014 Incentive Plans and incentive stock options under the 2014 Plan, provided that incentive stock options can only be granted to employees. Generally, the exercise price of stock options and stock appreciation rights will be fixed by the Compensation Committee and set forth in the award agreement, but in no event will the exercise price be less than 100% of the grant date fair market value of our ordinary shares. The term of a stock option or stock appreciation right may not exceed ten years, provided, however, that an incentive stock option held by an employee who owns more than 10% of all of our classes of stock, or of certain of our affiliates, may not have a term in excess of five years and must have an exercise price of at least 110% of the grant date fair market value of our ordinary shares. Upon a participant’s termination of service for any reason other than cause, death, or disability, the participant may exercise his or her option during the time period ending on the earlier of three months after such termination date or the term of the option. Upon a participant’s termination of service for death or disability, the participant (or his or her estate as applicable) may exercise his or her option during the time period ending on the earlier of 12 months after such termination date or the term of option. If a participant is terminated for cause, then all outstanding options (whether or not vested) shall immediately terminate and cease to be exercisable. Subject to the provisions of our 2014 Incentive Plans, our Compensation Committee will determine the remaining terms of the stock options and stock appreciation rights.

•
Restricted Stock and Restricted Stock Unit Awards. Our Compensation Committee decides at the time of grant whether an award will be in restricted stock or restricted stock units. The committee also determines the number of shares subject to the award, vesting, and the nature of any performance targets. Subject to the terms of the award agreement, the recipient of restricted stock has voting rights and is entitled to receive dividends with respect to his or her shares of restricted stock. The recipient of restricted stock units does not have voting rights and is not entitled to receive dividends.

•
Performance Shares and Performance-Based Awards. Our Compensation Committee determines the value of any performance-based award (including performance shares), the vesting and nature of the performance measures, and whether the performance award is denominated or settled in cash, in our ordinary shares, or in a combination of both. Under the 2014 Plan, the performance goals applicable to a particular award will be determined by our Compensation Committee no later than 90 days after the applicable service period has commenced, provided, however, in no event will such performance goals be established after 25% of the service period to which such performance goals relate have elapsed. In addition, under the 2014 Plan, the performance goals will be objective and will include one or more of the following company-wide, affiliate, parent, subsidiary, division, business unit, corporate group, or individual measures: revenue or revenue growth, diversity, economic value added, index comparisons, earnings or net income (before or after taxes), operating margin, peer company comparisons, productivity, profit margin, return on revenue, return on investment, return on capital, sales growth, return on assets, stock price, earnings per share, cash flow, free cash flow, working capital levels, working capital as a percentage of sales, days sales outstanding, months of inventory on hand, days payables outstanding, production levels or services levels, market share, costs, debt to equity ratio, net revenue or net revenue growth, gross revenue, base-business net sales, total segment profit, EBITDA, adjusted diluted earnings per share, earnings per share, gross profit, gross profit growth, adjusted gross profit, net profit margin, operating profit margin, adjusted operating profit, earnings or earnings per share before income tax (profit before taxes), net earnings or net earnings per share (profit after tax), compound annual growth in earnings per share, pretax income, expenses, capitalization, liquidity, results of customer satisfaction surveys, quality, safety, cost management, process improvement, inventory, total or net operating asset turnover, operating income, total shareholder return, compound shareholder return, return on equity, return on invested capital, pretax, and pre-interest expense return on average invested capital, which may be expressed on a current value basis, or sales growth, marketing, operating, or workplan goals. Under the 2014 Director Plan, any performance goals applicable to an award will be established by the Compensation Committee and relate to one or more business criteria as determined in the sole discretion of the committee. The applicable award agreement may provide for acceleration or adjustments to the performance targets.

•
Vesting. Any awards that are subject solely to time vesting shall not vest more rapidly than ratably over a period three years beginning on the first anniversary of the grant date, and any awards that are subject solely to performance vesting shall not vest more rapidly than immediately on the first anniversary of the grant date. Subject to the limitations set forth in the 2014 Incentive Plans, our Compensation Committee determines the vesting terms (including any performance targets) governing each award at the time of the grant.

•
Dividends. Subject to the terms of the 2014 Incentive Plans, no dividends will be payable with respect to outstanding stock options or stock appreciation rights, restricted stock units, or unearned performance-based awards. Our Compensation Committee in its sole discretion may provide in the applicable award agreement that holders of performance shares be entitled to dividends to the extent such performance shares are earned.

•
Transferability of Awards. Except as otherwise permitted by the Compensation Committee, the 2014 Incentive Plans do not allow awards to be transferred, provided, however, that an award agreement may permit an award to be transferable by will or by the laws of inheritance or to a designated beneficiary following the participant’s death.

•
Adjustment for Changes in Capitalization. If any fundamental change occurs to impact our capitalization, including a dissolution or liquidation of us, sale of substantially all of our assets, merger or consolidation of us with or into any other entity, reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split, stock combination or exchange, rights offering, spin-off, or other relevant change, appropriate adjustments will be made in the number, type and price of shares subject to each outstanding award, as well as to the share limitations contained in the 2014 Incentive Plans.

•
Change in Control. Upon a “change in control” (as defined in the 2014 Plan) an award may be treated, to the extent determined by our Compensation Committee to be permitted under Internal Revenue Code Section 409A, in accordance with one of the following methods as determined by our Compensation Committee in its sole discretion: (i) upon at least 10 days advance notice to the affected participants, cancel any outstanding awards and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such awards based upon the price per ordinary share received or to be received by other shareholders of the Company in such change in control; or (ii) provide for the assumption of or the issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the 2014 Incentive Plans, as determined by the Committee in its sole discretion. Unless otherwise provided in the applicable award agreement, in the event a participant is terminated without cause (or, in the case of the 2014 Plan, for good reason) during the 12-month period following a change in control, all options and stock appreciation rights will become immediately exercisable and all other awards will immediately vest.

•
Acceleration. Notwithstanding the terms of the applicable award agreement, our Compensation Committee has the power to accelerate the time at which an award may first be exercised or the time during which an award, or any part thereof, will vest in accordance with the 2014 Incentive Plans.

•
Amendment, Modification or Termination of the 2014 Incentive Plans. Our board of directors has the authority to amend, modify, terminate, or suspend the 2014 Incentive Plans or amend any or all of the applicable award agreements made pursuant to each 2014 Incentive Plan to the extent permitted by law, subject to any shareholder approval required by law or exchange rules, provided that no termination, suspension or modification of either 2014 Incentive Plan may materially or adversely affect any right acquired by any award recipient prior to such termination, suspension, or modification. Each 2014 Incentive Plan will terminate on the ten-year anniversary of its approval by our board of directors, unless terminated earlier pursuant to the terms of the applicable 2014 Incentive Plan.

Risk Assessment and Compensation Practices
Our management assessed and discussed with our board of directors the compensation policies and practices for our employees as they relate to its overall risk management, including in relation to our business. Based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on us.

Director Compensation
Shown below is information concerning the compensation for service as a director for each member of our Board of Directors for the year ended December 31, 2014.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(4)	Total
Antonio R. Alvarez	$35,481	$180,411	$215,892
Gideon Argov	21,635	362,516	384,151
Michael F. Bartholomeusz	19,038	362,516	381,554
Jeffrey A. Beck	19,904	362,516	382,420
Abdul Jabbar Bin Karam Din	17,308	—	17,308
Justine F. Lien	24,231	362,516	386,747
Shaker Sadasivam (3)	—	—	—
Brian Wuebbels (3)	—	—	—

(1)
Our directors who are not employees of us or SunEdison receive the following fees for their service on our board of directors and its committees (which fees are prorated for the portion of the year that such director served), provided that the fees paid to Mr. Alvarez, who also serves on SunEdison’s board of directors, for serving as a chair or member of our board and any committee of our board are reduced by 50% for so long as SunEdison owns more than 50% of our ordinary shares:

•	$50,000 annual board of directors cash retainer;

•	$50,000 additional cash retainer for the chairman of the board of directors;

•	$20,000 additional cash retainer for the chairman of the Audit Committee and $7,500 additional cash retainer for each member of the Audit Committee; and

•	$12,500 additional cash retainer for the chairman of the Compensation Committee and $5,000 additional cash retainer for each member of the Compensation Committee.

(2)
The dollar amounts shown for share awards represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, excluding the effect of forfeitures related to service-based conditions. Our independent directors other than Mr. Jabbar received a one-time grant in July 2014 comprised of (i) 12,500 RSUs to each of Mr. Argov, Dr. Bartholomeusz, Mr. Beck and Ms. Lien and 6,250 RSUs to Mr. Alvarez, which awards vest in increments of 25% on each of the first four anniversaries of the grant date, and (ii) 8,900 RSUs to each of Mr. Argov, Dr. Bartholomeusz, Mr. Beck and Ms. Lien and 4,400 RSUs to Mr. Alvarez, which awards vest in full on the first anniversary of the date of grant. In accordance with our director compensation policy, our non-independent directors, Dr. Sadasivam and Mr. Wuebbels, did not receive RSU awards, nor did Mr. Jabbar, who is a partner at Rajah & Tann, our Singapore law firm. In addition, the RSU grant to Mr. Alvarez, who also serves on SunEdison’s board, was reduced by 50% because SunEdison owned greater than 50% of our ordinary shares on the date of grant.

In addition, our independent directors other than Mr. Jabbar will be awarded RSUs for ordinary shares on an annual basis (as of the date of the annual shareholder meeting each year) in connection with their board service. Each year, RSUs are to be awarded in an amount such that the number of underlying ordinary shares has a total value of $150,000 on the date the award is granted (rounded to the nearest 100 ordinary shares), which vest on the first anniversary of the grant date. For newly elected or appointed independent directors that become directors on a date other than the date of the annual general meeting of shareholders, such directors would receive RSUs for a pro rata portion of the $150,000 total value. For our non-employee directors that are also directors of SunEdison, the annual grant will be reduced by 50% for so long as SunEdison owns more than 50% of our ordinary shares (i.e. such directors will receive an annual grant of $75,000 in RSU grant value). Additionally, the fees such directors receive from us for serving as a chair or member of our board and any committee of our board of directors will be reduced by 50% so long as SunEdison owns more than 50% of our ordinary shares.

(3)	Directors who are employees of us or SunEdison receive no additional compensation for serving on our board.

(4)
At December 31, 2014, each of Mr. Argov, Mr. Bartholomeusz, Mr. Beck, and Ms. Lien held 21,400 unvested RSUs. The unvested RSUs held by such directors vest as follows: 12,025 RSUs vest on July 29, 2015 and 3,125 RSUs vest on each of July 29, 2016, 2017, and 2018. At December 31, 2014, Mr. Alvarez held 10,650 unvested RSUs. Mr. Alvarez’s unvested RSUs vest as follows: 5,962 RSUs vest on July 29, 2015, 1,562 RSUs vest on July 29, 2016, and 1,563 RSUs vest on each of July 29, 2017 and 2018. No other director held any outstanding stock or option awards as of December 31, 2014.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Principal Stockholders of the Company
The following table sets forth certain information regarding beneficial ownership of our ordinary shares as of February 15, 2015 for each person known by the Company to beneficially own more than 5% of our outstanding ordinary shares. Except as indicated in footnotes to this table, the Company believes that the stockholders in this table have sole voting and dispositive power with respect to all ordinary shares shown to be beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class
SunEdison, Inc. and SunEdison International, Inc. 13736 Riverport Drive, Maryland Heights, Missouri 63043	10,608,904	(1)	25.6%
The Baupost Group, L.L.C., SAK Corporation, and Seth A. Klaman 10 St. James Avenue, Suite 1700, Boston, MA 02116	7,897,979	(2)	19.0%
Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP 280 Congress Street, Boston, MA 02210	5,810,619	(3)	14.0%
Samsung Fine Chemicals Co., Ltd. R&D Bldg., 130 Samsung-ro, Yeongtong-gu, Suwon-si, Gyeonggi-do 443-803, Korea	3,910,000	(4)	9.4%

(1)
This information is based solely on a Form 4 filed jointly by SunEdison, Inc. and SunEdison International, Inc. with the SEC on January 21, 2015. According to such Form 4, SunEdison, Inc. and SunEdison International, Inc. have shared voting and dispositive power with respect to all of the shares.

(2)
This information is based solely on a Schedule 13G filed jointly by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klaman with the SEC on February 10, 2015. According to such Schedule 13G, each member of the filing group has shared voting and dispositive power with respect to all of the shares.

(3)
This information is based solely on a Schedule 13G filed jointly by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP with the SEC on February 10, 2015. According to such Schedule 13G, each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP beneficially owns all of the shares, has sole voting or dispositive power with respect to none of the shares, has shared voting power with respect to 5,045,379 shares and has shared dispositive power with respect to all of the shares. According to such Schedule 13G, Wellington Management Company LLP beneficially owns 5,389,224 of the shares, has sole voting or dispositive power with respect to none of the shares, has shared voting power with respect to 4,868,359 shares and has shared dispositive power with respect to all of the shares it beneficially owns.

(4)
This information is based solely on a Schedule 13G/A filed by Samsung Fine Chemicals Co., Ltd. with the SEC on January 20, 2015. According to such Schedule 13G/A, Samsung Fine Chemicals Co., Ltd. has sole voting and dispositive power with respect to all of the shares.

Beneficial Ownership of Ordinary Shares by Directors and Management
The following table sets the number of our ordinary shares beneficially owned as of February 15, 2015 by each Named Executive Officer, each of our directors, and all of our executive officers and directors as a group.
Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of February 15, 2015 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all ordinary shares shown as beneficially owned by the shareholder.

Name	Shares Beneficially Owned		Percentage of Class
Shaker Sadasivam	—		—%
Jeffrey L. Hall	57,592	(1)	*
William Dunnigan	9,508	(2)	*
Antonio R. Alvarez	—		—%
Gideon Argov	—		—%
Michael F. Bartholomeusz	—		—%
Jeffrey A. Beck	—		—%
Justine F. Lien	—		—%
Brian Wuebbels	—		—%
Abdul Jabbar Bin Karam Din	—		—%
Directors and executive officers as a group (11 persons)	73,730		*

*	Represents holdings of less than 1%

(1)	Represents options that are currently exercisable.

(2)	Represents options that will become exercisable within 60 days of February 15, 2015.

Equity Compensation Plans

The following table provides information about the Company's ordinary shares that may be issued upon exercise of options, warrants, and rights under the Company's equity compensation plans as of December 31, 2014.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	3,287,766	$15.77	7,712,234
	ordinary shares (3)		ordinary shares (4)
Equity compensation plans not approved by security holders	0 ordinary shares	—	—
Total	3,287,766	$15.77	7,712,234
	ordinary shares		ordinary shares

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends, and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	Includes 1,561,412 ordinary shares that may be issued upon vesting of restricted stock units.

(4)	These shares are issuable under the 2014 Incentive Plans.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

Policies with Respect to Related Party Transactions
The Company’s Audit Committee charter requires that the Audit Committee, which is comprised entirely of independent directors, review and approve all related party transactions that are required to be disclosed by SEC rules, and also review and approve potential conflict of interest situations involving members of the Board of Directors or senior management. Current SEC rules define a related party transaction to include any transaction, arrangement, or relationship in which the Company is a participant and the related party has a direct or indirect interest. Disclosure is required if the amount involved in the transaction or series of transactions exceeds $120,000.

Transactions with SunEdison, Inc.

We and SunEdison have entered into certain agreements that effected the separation of our business from SunEdison and provide a framework for our ongoing relationship with SunEdison. We entered into these agreements at a time when we were a wholly-owned subsidiary of SunEdison. Accordingly, some of the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties. See the captions “Risks Related to Our Relationship with SunEdison and the Samsung Purchasers" and "Risks Related to Ownership of Our Ordinary Shares" in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K .
The following is a summary of certain material terms of such agreements with SunEdison. The written agreements summarized below are listed as exhibits to this Form 10-K, and the summaries of these agreements set forth the terms of the agreements that we believe are material. These summaries are qualified in their entirety by reference to the full text of such agreements.
In addition to our written agreements with SunEdison, our other transactions with SunEdison in 2014, which are described below, included the following: we purchased polysilicon, our principal raw material, from SunEdison on a purchase order basis, sold certain intermediate products, primarily scrap materials, to SunEdison on a purchase order basis, and allocated to SunEdison a portion of the cost of our St. Peters, Missouri facility reflecting the usage by SunEdison personnel of space in that facility.

Transition Services
In connection with the completion of our IPO, we entered into a transition services agreement with SunEdison in which we and SunEdison agreed to mutually provide each other certain corporate, general, and administrative services following the completion of our IPO for the term set forth for such service in each annex to the agreement. The material terms of this agreement are discussed below.

Under the agreement, we and SunEdison agreed to mutually provide each other certain corporate, general and administrative services, including services related to information technology and telecommunications, payroll, benefits and human resources administration, taxes, real estate and facilities management, office management, intellectual property management, and research and development. To the extent either we or SunEdison identify any additional services that are needed to transition the respective businesses in connection with our IPO, then we and SunEdison agreed to cooperate in good faith to negotiate the terms of such additional services.
The quality of transition services to be provided pursuant to the agreement must be substantially similar to those provided internally to each party’s subsidiaries and affiliates, and, where applicable, substantially consistent with the quality and scope of such services provided prior to the effective date of the agreement. In addition, each party is required to use commercially reasonable efforts, at the recipient party’s expense, to obtain any third party consents, licenses, or approvals that are required for the performance of services, and to the extent such third party consents, licenses, or approvals are not obtained, then either party can immediately terminate the affected service. Additionally, each party may use its reasonable discretion in prioritizing requests for services among its own subsidiaries and affiliates and those of the other party, provided that each party communicates any scheduling issues to the other party and uses commercially reasonable efforts to accommodate requests for services. Either party may engage subcontractors to provide services covered by the transition services agreement, and neither party is required to add or retain staff, equipment, facilities, or other resources in order to provide any transition services unless otherwise agreed.
Each party warrants that it shall use reasonable care in providing transition services to the other party and that such services will be provided in accordance with applicable laws, rules, and regulations. The provider of any service has no liability with respect to furnishing such service except to the extent resulting from the provider’s gross negligence or willful misconduct. In no event will either party be liable for any indirect, incidental, special, punitive, exemplary or consequential damages, lost profits, loss of goodwill, or lost opportunities relating to the transition services agreement, and in no event will the provider’s liability with respect to its furnishing of services exceed the aggregate amount of fees paid to the provider (excluding any direct charges) under the transition services agreement.
Each party agreed to use commercially reasonable efforts to transition each service being provided under the agreement to its own internal organization or to obtain alternate third party sources to provide such services within 24 months after the completion of our IPO. The agreement expires on the 2 year anniversary of our IPO, unless otherwise agreed by the parties, or upon the expiration of all services provided under the agreement. Either party may terminate the agreement prior to the expiration date upon 45 days prior written notice to the other party or immediately upon the other party’s insolvency. In addition, either party may terminate the agreement if the other party commits a material breach of the agreement and fails to remedy such breach within 30 days after written notice from the non-breaching party.
In the event a third party obtains a controlling interest in us, or in the event we or any of our affiliates are merged or consolidated with a third party, SunEdison has the right to terminate this agreement upon 10 days written notice provided within 30 days of such change of control event. Notwithstanding the above, in the event a third party that is active in the same field as SunEdison’s solar energy business gains a controlling interest in us or any of our affiliates, SunEdison has the right to terminate the agreement and all services thereunder upon 30 days written notice. Under the agreement, “controlling interest” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of us, whether through the ownership of voting securities, by contract, or otherwise.
Under the transition services agreement, the provider of a service generally charges the recipient party an agreed upon monthly service fee during the term of such service as set forth in the agreement, as well any direct charges for external costs associated with such service, including third party legal, accounting and advisor fees, costs associated with any telecommunications contracts or information service licenses, and insurance costs. In addition, any fees based on full time employee calculations are adjusted semi-annually upon the agreement of the parties. Except as provided in the agreement, the fee for each service is subject to an automatic five percent increase on January 1 of each year following the effective date of the agreement.
The payments that we make to SunEdison pursuant to the transition services agreement are not necessarily indicative of, and it is not practical for us to estimate, the level of expenses we might incur in procuring these services from alternative sources. In 2014, SunEdison paid aggregate fees to us for the services covered by the transition services agreement of approximately $5.7 million, and we paid SunEdison aggregate fees for the services covered by the transition services agreement of approximately $1.0 million.
Under the transition services agreement, each party is obligated to maintain the confidentiality of confidential information of the other party for a period of 10 years following the termination of the transition services agreement.

Polysilicon Purchases

During 2014, we purchased our requirements for polysilicon, the principal raw material used in our manufacturing process, primarily from SunEdison. These purchases were made on a purchase order basis. The total amount of our polysilicon purchases from SunEdison in 2014 were approximately $65.9 million. We expect to continue to purchase polysilicon from SunEdison on a purchase order basis or on short-term agreements until SMP achieves commercial capabilities to produce electronic grade polysilicon.

Intermediate Product Sales
We sell certain intermediate products, such as polysilicon, trichlorosilane gas, ingots, and scrap wafers, to SunEdison on a purchase order basis. During 2014, our sales of intermediate products to SunEdison totalled approximately $2.4 million.

Allocation of St. Peters, Missouri Facility Costs
During 2014, SunEdison occupied certain manufacturing, laboratory and office space at our St. Peters, Missouri facility for which we allocated to SunEdison their pro rata share of the cost of such space. During 2014, we allocated approximately $3.6 million to SunEdison for these costs.

Amount Due To and From SunEdison
As a result of the above-described transactions with SunEdison, at December 31, 2014, we owed SunEdison approximately $9.4 million and SunEdison owed us approximately $4.3 million.

Separation Agreement
In connection with the completion of our IPO, we entered into a separation agreement with SunEdison. This separation agreement governs certain pre-offering transactions between SunEdison and us, as well as aspects of the relationship between SunEdison and us following our IPO and the Formation Transactions, which are not otherwise governed by the other agreements set forth below. The separation agreement provides further assurances and covenants between SunEdison and us to ensure that the separation of our business from SunEdison was executed pursuant to our intent and that commercially reasonable efforts would be taken to do all things reasonably necessary to consummate and make effective the pre-offering transactions and the Formation Transactions. The separation agreement provides for mutually agreed exchange of information, confidentiality, dispute resolution methods, and limitations of liability.

Intellectual Property Licensing Agreements
Under the intellectual property agreements we entered into in connection with the Formation Transactions, SunEdison has licensed to us certain of its retained intellectual property rights applicable to manufacturing semiconductor wafers, including certain rights related to CCZ and diamond wire cutting, excluding FBR and high-pressure FBR. These agreements are described below.

Patent and Technology Cross-License Agreement
In connection with the completion of our IPO, we entered into a patent and technology cross-license agreement with SunEdison. Under the agreement, we agreed to license to SunEdison substantially all of our patents, patent applications, software, trade secrets, know-how, and other intellectual property that have application in SunEdison’s solar energy business, and SunEdison licensed to us substantially all of its patents, patent applications, software, trade secrets, know-how, and other intellectual property that have application in our semiconductor wafer business. The licensed intellectual property includes intellectual property within the applicable field of use that each party owns or has a right to grant an exclusive license under during the period from the closing of our IPO until the earlier of (i) the fifth anniversary of the closing of our IPO and (ii) a change in control of such party involving a competitor of the other party, provided that our field of use is limited to the semiconductor industry and the production of semiconductor wafers. The intellectual property licensed by SunEdison to us under the agreement excludes all intellectual property related to CCZ, diamond coated wire, FBR and high-pressure FBR, with such arrangements to be set forth in separate agreements as described below.

The licenses granted by each party under the agreement are exclusive, worldwide, perpetual, non-transferable (except by assignment with the other party’s written consent), and royalty-free licenses to use the above-described intellectual property rights within such party’s respective field of use. Each party may grant sub-licenses of the intellectual property licensed to it under the agreement only with the other party’s prior written consent, provided such consent may not to be unreasonably withheld, conditioned, or delayed. Each party owns all improvements, derivative works, enhancements, and other modifications developed by such party with respect to the intellectual property licensed to it under the agreement (unless such improvements are developed under the technology joint development agreement described below, in which case ownership is governed by the technology joint development agreement), provided that such party is obligated to disclose such improvements to the other party during the term of the agreement and, upon the other party’s request, grant to the other party a royalty-free, non-exclusive, worldwide, perpetual, and non-transferable (except by assignment with the other party’s consent) license to use such improvements in the other party’s field of use.
Each party has the first right, at its own expense, to control an enforcement action relating to intellectual property licensed to it under the agreement with a primary application in such party’s field of use. If such party does not initiate and control an enforcement action with respect to infringement, misappropriation, or other violation of any intellectual property licensed to it under this agreement within 90 days of receipt of a request from the other party to assume control over such action, then the other party has the right to control the enforcement action, provided that if it does not do so within 90 days, this right reverts back to the initial party.
The agreement continues in effect until the expiration of the last item of licensed intellectual property (which expiration, in the case of patents, is the expiration of the statutory term (including all extensions and renewals) of such patents, and in the case of know-how and trade secrets, is the date on which such know-how and trade secrets are no longer non-public). The agreement may be terminated early by the parties’ mutual written agreement. In addition, either party may terminate the agreement if the other party commits a material breach of the agreement and fails to remedy such breach within 60 days after written notice from the non-breaching party.

CCZ and Diamond Coated Wire License Agreement
In connection with the completion of our IPO, we entered into a patent and technology license agreement with SunEdison regarding CCZ silicon crystal growth and diamond coated wire intellectual property. The material terms of this agreement are discussed below.
Under the agreement, SunEdison licensed to us, and certain of our subsidiaries in the United States and Italy, its U.S. and foreign patents and patent applications and its technology (including discoveries, conceptions, ideas, improvements, enhancements, and inventions and data) relating to CCZ silicon crystal growth and diamond coated wire technology, provided that our use of such licensed intellectual property is limited to the semiconductor industry and the production of semiconductor wafers. The agreement prohibits us from using the licensed intellectual property for the manufacture of polysilicon, the manufacture of materials used in the solar photovoltaic industry, or for balance of system hardware or software used in solar systems. Additionally, the agreement prohibits SunEdison from licensing the applicable intellectual property to any third party for use in the production of semiconductor wafers and similar uses in the semiconductor industry.
The licenses granted under the agreement are non-exclusive, perpetual, non-transferable (except in limited circumstances), and royalty-free licenses within the territories of the United States and Italy. We generally are prohibited from granting sub-licenses of the intellectual property licensed to us under the agreement without the prior written consent of SunEdison, provided such consent may not to be unreasonably withheld, conditioned, or delayed. However, we do not need prior written consent to grant sublicenses to certain of our vendors for purposes of the commercialization of the licensed intellectual property so long as such vendors have been used or otherwise approved by SunEdison, and, in the case of a sublicense granted in territories other than the United States and Italy, such sublicense is made at least one year after the effective date of the agreement. Unless otherwise agreed by SunEdison in its sole discretion, SunEdison exclusively owns all improvements and other intellectual property developed by us with respect to the intellectual property licensed under the agreement. Any such improvements will be included within the licensed intellectual property and subject to the license described above. We are obligated to share with SunEdison on a monthly basis all of our research and development, test results, and performance data relating to our use of CCZ and diamond coated wire.
The agreement has a term of five years, provided that the parties may mutually agree in writing to extend the term. The agreement may be terminated early by the parties’ mutual written agreement. Either party may terminate the agreement if the other party commits a material breach of the agreement and fails to remedy such breach within 60 days after written notice from the non-breaching party. SunEdison may also terminate the agreement within 60 days of a third party obtaining a controlling interest in us. Under the agreement, “controlling interest” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of us, whether through the ownership of voting securities, by contract, or otherwise.

In the event of a termination other than for cause, the licenses granted to us under the agreement will continue on a perpetual basis solely with respect to the licensed intellectual property in existence as of the time of such termination. However, in the event a third party active in the manufacture of polysilicon, the manufacture of solar products, or related activities in the solar energy field gains a controlling interest in us, then SunEdison may terminate immediately all licenses under the agreement other than the license related to improvements to the licensed intellectual property, which license will be perpetual regardless of the manner in which the agreement is terminated or the termination of all other licenses.
If, as a result of any third party claim of infringement or misappropriation pertaining to any of the licensed intellectual property, we are enjoined from using the licensed intellectual property, or if SunEdison reasonably believes that the licensed intellectual property is likely to become the subject of a third party claim of infringement or misappropriation, SunEdison, at its option and expense, is permitted to (i) procure the right for us to continue to use the licensed intellectual property, (ii) replace or modify the licensed intellectual property so that it becomes non-infringing and remains functionally equivalent, or (iii) terminate the license with respect to the affected intellectual property.
The agreement includes a non-competition covenant prohibiting us from engaging in any business or activity that is competitive with the business or activities of SunEdison, which includes the design, materials, processes, products, and procedures related to the generation, storage, transmission, distribution, control, or monitoring of electrical power and electrical energy obtained from photovoltaic conversion of solar radiation and other renewable energy sources.
We have agreed in the agreement to indemnify SunEdison and its affiliates and their respective employees, officers and directors for any liabilities or damages suffered by them arising out of (i) our use of the licensed intellectual property and (ii) any use, sale or other disposition by us of products made by utilizing such licensed intellectual property.

Technology Joint Development Agreement
In connection with the completion of our IPO, we entered into a technology joint development agreement with SunEdison, which provides a framework for joint development and other collaborative activities between us and SunEdison. The material terms of this agreement are discussed below.
Under the agreement, the parties may agree to conduct one or more joint development programs, the specific terms and conditions of which will be set forth in a separate statement of work for each joint development program. Each statement of work will designate which party will be the sole owner of the intellectual property and technology developed under the program, provided that SunEdison will be the sole owner of any such intellectual property or technology that SunEdison reasonably determines is necessary or useful to the development, application or use of CCZ or diamond coated wire in any field. The other party’s rights in such intellectual property and other technology developed in connection with any joint development program will be governed by the patent and technology cross-license agreement or the CCZ and diamond coated wire patent and technology license agreement, as applicable.
The agreement provides that in the event any employee of one party is seconded to the other party, the intellectual property and other technology developed outside of a joint development program by such employee in the course of his or her duties as a seconded employee will be exclusively owned by the party for whom the seconded employee is performing duties at the time such intellectual property or technology is created or developed. Any such intellectual property or technology will be governed by the patent and technology cross-license agreement or the CCZ and diamond coated wire patent and technology license agreement, as applicable.
Employees of each party may also share workspace, laboratory space, and other co-located facilities in the normal course of business. If such proximity of employees results in the creation of intellectual property or other technology jointly developed outside of a joint development program by at least one employee, agent, or contractor of each party, the agreement provides that the ownership of such intellectual property or technology is governed by principles of U.S. patent law and is subject to applicable license agreements between us and SunEdison.
The agreement has an initial term of five years, provided that the parties may mutually agree in writing to extend the term for any period prior to the expiration of the initial term. The agreement may be terminated early by the parties’ mutual written agreement. Either party may terminate the agreement if the other party commits a material breach of the agreement and fails to remedy such breach within 60 days after written notice from the non-breaching party.
In the event a third party obtains a controlling interest in us, or in the event we or any of our affiliates are merged or consolidated with a third party, SunEdison has the right to terminate this agreement upon 10 days written notice provided within 30 days of such change of control event. Notwithstanding the above, in the event a third party that is active in the same field as SunEdison’s solar energy business gains a controlling interest in us or any of our affiliates, SunEdison has the right to terminate this agreement upon 30 days written notice. Under the agreement, “controlling interest” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of us, whether through the ownership of voting securities, by contract, or otherwise.

Other Agreements
SunEdison also granted to us a royalty-free license to use certain of SunEdison’s trademarks for a period of time following the completion of our IPO.

Tax Matters Agreement
We entered into a tax matters agreement with SunEdison immediately prior to our IPO that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, under the agreement:

•
We are responsible for, and shall be entitled to any refund in respect of: (i) any foreign taxes (including any related interest, penalties, or audit adjustments) imposed on us and our subsidiaries for all periods, whether before or following the completion of our IPO (including, with respect to such foreign taxes for a period before the completion of our IPO and any audit adjustments made following the completion of our IPO), and (ii) any U.S. federal, state, and local taxes (including any related interest, penalties, or audit adjustments) imposed on us and our subsidiaries for all periods following the completion of our IPO. SunEdison is responsible for, and shall be entitled to any refund in respect of any U.S. federal, state, and local taxes (including any related interest, penalties, or audit adjustments) imposed on us and our subsidiaries for all periods preceding the completion of our IPO (including any audit adjustments with respect to such taxes as are made following the completion of our IPO). We also are responsible for any liability owed to any governmental entity as a result of our failure, following the completion of our IPO, to satisfy any terms and conditions imposed on us under any tax incentive arrangement entered into by and among us, SunEdison, and such government entity.

•
SunEdison is also responsible for, and shall be entitled to any refund in respect of: (i) any U.S. federal, state, and local taxes (including any related interest, penalties, or audit adjustments) for all periods preceding the completion of our IPO (including any audit adjustments with respect to such taxes as are made following the completion of our IPO); (ii) any U.S. federal, state, and local taxes (including any related interest and penalties or audit adjustments) imposed on SunEdison and its subsidiaries (excluding us and our subsidiaries) for all periods following the completion of our IPO; and (iii) any foreign taxes (including any related interest, penalties, or audit adjustments) imposed on SunEdison and its subsidiaries (excluding us and our subsidiaries), whether for a period before or following the completion of our IPO (including, with respect to such foreign taxes for a period before the completion of our IPO, any audit adjustments made following the completion of our IPO). SunEdison is also responsible for any liability owed to any governmental entity as a result of its failure, following the completion of IPO, to satisfy any terms and conditions imposed on it under any tax incentive arrangement entered into by and among us, SunEdison, and, such government entity.

•
SunEdison, in good faith consultation with us, is responsible for determining the allocation of tax attributes, including net operating losses and unused foreign tax credits, between SunEdison and its subsidiaries, on the one hand, and us and our subsidiaries on the other.

•	We are responsible for preparing and filing any tax returns that include only us and our subsidiaries.

•
SunEdison is responsible for preparing and filing any tax returns that include only SunEdison and its subsidiaries (excluding us and our subsidiaries), as well as any tax returns that include SunEdison or one or more of its subsidiaries together with us or one or more of our subsidiaries.

•
We agreed not to file any adjustment or refund requests with respect to any return that includes SunEdison or one or more of its subsidiaries together with us or one or more of our subsidiaries, and further agreed not to carry back any losses to any such returns without SunEdison’s consent.

•
We have the exclusive authority to control tax contests that relate to the tax returns we file, provided that SunEdison has the right to participate in that portion of any tax contest that could have a material adverse effect on SunEdison and its subsidiaries (excluding us and our subsidiaries).

•
SunEdison has the exclusive authority to control tax contests that relate to the tax returns it files, provided that we have the right to participate in that portion of any tax contest that could have a material adverse effect on us and our subsidiaries.

Neither party’s obligations under the agreement are limited in amount or subject to any cap. The agreement also assigns responsibilities for administrative matters, such as the filing of returns, payment of taxes due, retention of records and conduct of audits, examinations, or similar proceedings. In addition, the agreement provides for cooperation and information sharing with respect to tax matters.

Registration Rights Agreement
We entered into a registration rights agreement with SunEdison in connection with the completion of our IPO, pursuant to which we agreed that, upon the request of SunEdison, we will use our reasonable best efforts to effect the registration under applicable federal and state securities laws of our ordinary shares held by SunEdison following our IPO. The registration rights agreement includes the following material terms. As used herein, “SunEdison” includes any of its affiliates (other than us) who may hold our ordinary shares.
SunEdison is able to request up to ten demand registrations under the Securities Act of all or any portion of our shares covered by the agreement and we are obligated, subject to limited exceptions, to register such shares as requested by SunEdison. SunEdison is able to request that we complete up to two demand registrations and four underwritten offerings with a shelf registration in a twelve month period, subject to a $20 million minimum offering size unless such offering represents all remaining unregistered shares covered by the agreement. SunEdison is able to designate the terms of each offering effected pursuant to a demand registration, which may take any form, including a shelf registration or an underwritten offering.
If we at any time intend to file on our behalf or on behalf of any of our other security holders a registration statement in connection with a public offering of any of our securities on a form and in a manner that would permit the registration for offer and sale of our ordinary shares held by SunEdison, SunEdison has the right to include in that offering our ordinary shares that it holds, subject to certain limitations.
We are generally responsible for all registration expenses in connection with the performance of our obligations under the registration rights provisions in the registration rights agreement including the fees and disbursements of a single counsel for SunEdison. SunEdison is responsible for its own internal fees and expenses, any applicable underwriting discounts or commissions and any stock transfer taxes.
Generally, the agreement contains indemnification and contribution provisions by us for the benefit of SunEdison and, in limited situations, by SunEdison for the benefit of us with respect to the information provided by SunEdison included in any registration statement, prospectus, or related document.
If SunEdison transfers shares covered by the agreement, it will be able to transfer the benefits of the registration rights agreement to transferees who acquire at least 5% of the number of our ordinary shares beneficially owned by SunEdison immediately following the completion of our IPO, provided that each transferee agrees to be bound by the terms of the registration rights agreement.
The registration rights will remain in effect with respect to any shares covered by the agreement until:

•	such shares have been sold pursuant to an effective registration statement under the Securities Act;

•	such shares have been sold to the public pursuant to Rule 144 under the Securities Act;

•	such shares may be sold to the public pursuant to Rule 144 under the Securities Act without being subject to the volume restrictions in such rule; or

•	such shares have been sold in a transaction in which the transferee is not entitled to the benefits of the registration rights agreement.
In November, 2014, SunEdison notified us pursuant to the agreement that it wished to effect a demand registration of certain of our ordinary shares held by it. We effected the registration of such shares and the resulting public offering of such shares, as well as of certain ordinary shares held by each of the Samsung Purchasers, closed in January 2015. We did not receive any of the proceeds from the sale of these ordinary shares. See “Business - Recent Events”.

Manufacturing, Laboratory and Office Space Lease
On February 5, 2015, we entered into a Manufacturing, Laboratory and Office Space Lease (the “Lease”) with SunEdison for the lease by the us to SunEdison of certain space for manufacturing, laboratory and related office purposes located at the premises at our facility in St. Peters, Missouri. The total leased area, including building space and outside land, is approximately 216,765 sq. ft. The Lease calls for specified rent payments applicable to each of eight different portions of the premises. The monthly rent for the portions ranges from $641.67 to $96,667 depending on the area and use of the portion that is leased. The Lease has a term of two years, provided that the Lease may be terminated for certain portions of the leased premises prior to the expiration of the two-year term.

Transactions with Samsung Electronics and Samsung Fine Chemicals

In connection with our IPO, Samsung Electronics Co. Ltd. (“Samsung Electronics”) and Samsung Fine Chemicals Co., Ltd. (“Samsung Fine Chemicals”) (Samsung Electronics and Samsung Fine Chemicals, collectively, the “Samsung Purchasers”) purchased 2,425,578 and 7,200,000, respectively, of our ordinary shares in separate private placements, or 5.8% and 17.3%, respectively, of our outstanding shares, at a price per share equal to the public offering price of $13.00. Each of the Samsung Purchasers held those shares throughout 2014. Samsung Electronics is one of our customers and was our joint venture partner in MEMC Korea Company (“MKC”), which owns and operates a wafer manufacturing facility in South Korea. Samsung Fine Chemicals is a joint venture partner, along with SunEdison, of ours in the SMP joint venture in South Korea. As consideration for the issuance of the ordinary shares, (i) Samsung Electronics transferred to us its 20% interest in MKC, and (ii) Samsung Fine Chemicals made an aggregate cash investment in us of $93.6 million. The sale of those shares was not registered under the Securities Act.
We agreed to indemnify the Samsung Purchasers for breaches of our representations, warranties, and covenants contained in the applicable share purchase agreements. In each of the purchase agreements, our indemnification obligation is subject to a cushion equal to 1% of the value of the shares issued under the purchase agreement, in which case we would only be liable for losses in excess of such amount, and a cap equal to 5% of the value of the shares issued under the purchase agreement. However, for breaches of certain fundamental representations, the cap is equal to 100% of the value of the shares issued under the purchase agreement. The value of the shares was determined by multiplying the number of shares issued to the applicable Samsung Purchaser by the initial public offering price in our IPO.

Wafer Purchase and Sale Agreement
On March 20, 2014, we entered into a wafer purchase and sale agreement with Samsung Electronics. Pursuant to the agreement, beginning on July 1, 2014 and for the term of the agreement, Samsung Electronics will purchase from us, and we will supply to Samsung Electronics, specified minimum quantities of polished and prime silicon wafers manufactured by us. Such minimum quantity requirements will not apply if: (i) the silicon wafers provided by us do not meet the requisite product specifications, (ii) we invoice Samsung Electronics at a price that was not previously agreed to by us and Samsung Electronics or (iii) we fail to deliver the committed quantity of silicon wafers in accordance with the applicable delivery schedule. In the event of a shortage of supply, we must allocate supplies of silicon wafers to Samsung Electronics and its affiliates and our other customers in a manner that is fair and reasonable.
On the last business day of each calendar month, Samsung Electronics may provide us with a rolling forecast of its expected order volumes of silicon wafers. Any purchase order issued by Samsung Electronics generally must conform to the rolling forecast, subject to certain permissible deviations. We must accept or reject any purchase order within five days of receipt. Samsung Electronics may cancel a purchase order at any time at its convenience upon written notice to us. Upon a cancellation, Samsung Electronics will be liable for the silicon wafers already manufactured or in the process of manufacture, but will not be liable for any commitments in excess of such amounts. Unless otherwise mutually agreed to by the parties, we are required to invoice Samsung Electronics for each shipment of silicon wafers upon the delivery of such shipment to Samsung Electronics.
We must seek approval from Samsung Electronics prior to making any revision to the silicon wafers being supplied pursuant to the agreement that would affect their operation, interchangeability, appearance, life cycle, or engineering quality approvals. We agreed to provide certain warranties with respect to our products, including that the product supplied by us will not infringe or misappropriate any third party intellectual property, and that such products will be free of any defects in design, material, and workmanship and will conform to the specifications for such products. In the event an epidemic failure occurs following any order acceptance, in addition to the standard warranty remedies Samsung Electronics has under the agreement, Samsung Electronics may return all products in the same manufacturing lot that is subject to the epidemic failure, and, at Samsung Electronics’ discretion, we are required to reimburse all of Samsung Electronics’ actual and reasonable out-of-pocket expenses relating to such epidemic failure. An epidemic failure is defined under the agreement as a defect from which the same root cause has been established which affects more than a specified percentage of the products supplied to Samsung Electronics for a specified period of time, so long as such failure is not attributable to a failure to use such products in conformity with the product specifications.
The wafer purchase and sale agreement has a term of three years ending on July 1, 2017. Either party may terminate the agreement if the other party commits a material breach of the agreement and fails to remedy such breach within 30 days after written notice from the non-breaching party. In addition, Samsung Electronics has the right to terminate the agreement upon seven days written notice in the event of our non-compliance with any applicable environmental, health and safety laws or regulations, or immediately upon our insolvency.

We agreed to indemnify Samsung Electronics and its affiliates and their respective directors, officers, employees, agents, customers, and distributors for any liabilities or damages arising out of: (i) any alleged or actual intellectual property infringement or misappropriation claims raised by a third party, (ii) the delivery, condition, manufacture, purchase, use, sale, import, distribution, or other transfer of semiconductor wafers supplied by us except to the extent solely caused by Samsung Electronics’ gross negligence, (iii) a breach of any agreement, covenant, representation or warranty made by us in the agreement, (iv) any damage to property and injuries to any persons resulting from, arising out of or in connection with any semiconductor wafers purchased under the agreement, or (v) our negligence, gross negligence, bad faith or intentional or willful misconduct in the performance of our obligations under the agreement.
Under the wafer purchase and sale agreement, each party is obligated to maintain the confidentiality of confidential information of the other party during the term of the agreement and for five years thereafter. Additionally, we are required to keep the price and quantity terms of the agreement, the contents of any purchase order, and the manufacturing processes relating to any product supplied to Samsung Electronics confidential.
Prior to the effective date of the wafer purchase and sale agreement, Samsung Electronics purchased wafers from us on a purchase order basis. During 2014, Samsung Electronics purchased a total of approximately $161 million in silicon wafers from us.

Registration Rights Agreements with the Samsung Purchasers
We entered into a registration rights agreement with each of the Samsung Purchasers in connection with the Samsung private placements, pursuant to which we agreed to use our reasonable best efforts, in certain events, to effect the registration under applicable federal and state securities laws of our ordinary shares purchased by the Samsung Purchasers under their respective share purchase agreements. Each registration rights agreement includes the following material terms.
Until the termination of the registration rights in accordance with the terms of the respective agreements, each of the Samsung Purchasers will be able to make five demands that we register under the Securities Act all or any portion of our shares covered by their respective agreement and we are obligated, subject to limited exceptions, to register such shares as requested by such Samsung Purchaser, provided that we are not obligated to effect more than two demand registrations under such agreement in any 12 month period, further subject to a $20 million minimum offering size unless such offering represents all remaining unregistered shares covered by the agreement. A demand registration may take any form, including an underwritten offering and a shelf registration, and there shall be no limitations on the number of underwritten offerings pursuant to a shelf registration, provided that we are not obligated to effect more than two underwritten offerings under each of the agreements in any 12 month period, further subject to a $20 million minimum offering size.
If we at any time intend to file on our behalf or on behalf of any of our other security holders a registration statement in connection with a public offering of any of our securities on a form and in a manner set forth in each of the agreements with the Samsung Purchasers, the Samsung Purchasers will have the right to include in that offering our ordinary shares that it holds, subject to certain limitations.
We are generally responsible for all registration expenses in connection with the performance of our obligations under the registration rights provisions in the registration rights agreements, including the fees and disbursements of no more than a single counsel for each of the Samsung Purchasers. The Samsung Purchasers are responsible for their own internal fees and expenses, any applicable underwriting discounts or commissions, and any stock transfer taxes.
Generally, the agreements contain indemnification and contribution provisions by us for the benefit of each of the Samsung Purchasers and, in limited situations, by each of the Samsung Purchasers for the benefit of us with respect to the information provided by such Samsung Purchaser included in any registration statement, prospectus, or related document.
The Samsung Purchasers are able to transfer the benefits of their respective registration rights agreement to transferees of our ordinary shares who are their respective subsidiaries or affiliates, provided that each transferee agrees to be bound by the terms of the registration rights agreement.
The registration rights will remain in effect with respect to any shares covered by the agreement until:

•	such shares have been sold pursuant to an effective registration statement under the Securities Act;

•	such shares have been sold to the public pursuant to Rule 144 under the Securities Act;

•
such shares may be sold to the public pursuant to Rule 144 under the Securities Act without being subject to the volume restrictions in such rule and all or a material part of the registration rights provided to SunEdison are no longer exercisable, have expired, or have otherwise been terminated; or

•	such shares have been sold in a transaction in which the transferee is not entitled to the benefits of the applicable registration rights agreement.

In connection with SunEdison's notification to us in November 2014 that it wished to effect a demand registration of certain of our ordinary shares held by it, each of the Samsung Purchasers notified us that it was exercising its piggyback registration rights. We effected the registration of such shares and the resulting public offering of such shares, as well as of the SunEdison shares, closed in January 2015. We did not receive any of the proceeds from the sale of these ordinary shares. See "Business - Recent Events".

SMP Joint Venture
Prior to the completion of our IPO, SunEdison contributed to us the approximately 35% interest in SMP it acquired from Samsung Fine Chemicals, and as a result of this contribution, SMP is owned 35% by us, 50% by a subsidiary of SunEdison and 15% by Samsung Fine Chemicals. In connection with this contribution, we entered into a joinder and amendment agreement whereby we became a party to and undertook our pro rata share of the obligations of the SMP joint venture agreement. Pursuant to this joint venture agreement, the joint venture parties formed SMP to construct, own, and operate a facility in South Korea to produce high purity polysilicon, including electronic grade polysilicon, which is expected to have an initial annual production capacity of approximately 13,500 metric tons. Construction of the SMP polysilicon manufacturing facility was recently completed. The facility is in the initial stages of polysilicon production, but has not reached full commercial capabilities at this time. Once operational, SMP is required to sell to the joint venture partners their pro rata share (based on their respective ownership interests) of SMP’s polysilicon production at prices negotiated and mutually agreed upon between SMP and the joint venture partners based on a standard cost plus a markup established by an independent professional transfer consultant engaged by SMP. We and our joint venture partners have agreed not to transfer our interests in SMP to any party other than our respective affiliates prior to February 15, 2019. After February 15, 2019, if any joint venture partner desires to transfer its interest in SMP to any party other than one of its affiliates, each other joint venture partner will have a right of first refusal to purchase such interest.

Director Independence
The Board of Directors has affirmatively determined that six of the eight members of our Board of Directors, Messrs. Alvarez, Argov, Bartholomeusz, Beck, Jabbar, and Ms. Lien, are “independent directors” as defined by the NASDAQ Global Select Global Market rules and that none of such directors has a material relationship with the Company. In reaching such determination, the Board considered the status of Mr. Jabbar as a partner at Rajah & Tann, the Company's Singapore legal counsel. Because the fees paid by the Company to Rajah & Tann do not approach the threshold which would constitute a bar to independence under NASDAQ rules, the Board concluded that Mr. Jabbar's status as a partner of Rajah & Tann is not a relationship that precludes him from exercising independent judgment in carrying out his responsibilities as a Board member. Dr. Sadasivam does not meet the independence standards because he is an employee of the Company. Mr. Wuebbels does not meet the independence standards because he is an employee of SunEdison.

Item 14.        Principal Accounting Fees and Services

KPMG LLP has served as our principal independent registered accounting firm since the completion of our IPO in May 2014 and served as the principal independent registered accounting firm for SunEdison, of which we were a wholly-owned subsidiary prior to our IPO. The following table presents fees billed by KPMG LLP to us for services rendered for the year ended December 31, 2014. No independent auditors provided any services directly to us during the year ended December 31, 2013, as we were part of Sunedison's consolidated group.

For the Year Ended December 31, 2014
Audit fees	$1,936,000
Audit-related fees	—
Tax fees	46,000
All other fees	—
Audit fees consisted principally of the annual audit of the financial statements of SunEdison Semiconductor and its consolidated subsidiaries, reviews of financial statements included in the Form 10-Q, services that are normally provided in connection with statutory and regulatory filings, and services in connection with our registration statement related to our employee benefit plans.  Included in audit fees is $185,000 related to our Registration Statement on Form S-1 related to a secondary offering of our ordinary shares by selling shareholders, which offering closed in January 2015. SunEdison has agreed to pay these fees. Tax fees consisted principally of tax compliance services.  The Audit Committee considered and determined that the provision of non-audit services by KPMG LLP in 2014 was compatible with maintaining KPMG LLP’s independence.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

1.Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included in our 2014 Annual Report, and are incorporated herein by reference:
Consolidated Statements of Operations—Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive (Loss) Income—Years Ended December 31, 2014, 2013, and 2012.
Consolidated Balance Sheets—December 31, 2014 and 2013.
Consolidated Statements of Cash Flows—Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Equity—Years Ended December 31, 2014, 2013, and 2012.
Notes to the Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

2.Financial Statements Schedules
None.

3.Exhibits

Exhibit No.	Description

3.1
Memorandum and Articles of Association of SunEdison Semiconductor Limited, previously filed as Exhibit 3.1 with SunEdison Semiconductor Limited's Current Report on Form 8-K filed on May 28, 2014 and incorporated herein by reference.

10.1
Separation Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.1 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.2
CCZ and Diamond Coated Wire Licensing Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.2 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

*10.3
Patent and Technology Cross-License Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.3 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.4
Transition Services Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.4 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.5
Tax Matters Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.5 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.6
Registration Rights Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.6 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.7
Technology Joint Development and Rights Agreement, dated as of May 27, 2014, by and between SunEdison Semiconductor Limited and SunEdison, Inc., previously filed as Exhibit 10.7 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

†10.8
Employment Agreement, dated as of May 28, 2014, by and between SunEdison Semiconductor Limited and Shaker Sadasivam, previously filed as Exhibit 10.8 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.9
Registration Rights Agreement, dated as of May 29, 2014, by and between SunEdison Semiconductor Limited and Samsung Fine Chemicals Co., Ltd., previously filed as Exhibit 10.9 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.10
Registration Rights Agreement, dated as of May 29, 2014, by and between SunEdison Semiconductor Limited and Samsung Electronics Co., Ltd., previously filed as Exhibit 10.10 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.11
Joinder and Amendment Agreement to the Joint Venture Agreement, dated as of May 27, 2014, by and among Samsung Fine Chemicals Co., Ltd., SunEdison Products Singapore Pte. Ltd. and SunEdison Semiconductor B.V., previously filed as Exhibit 10.11 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.12
Credit Agreement, dated as of May 27, 2014, by and among SunEdison Semiconductor B.V., SunEdison Semiconductor Limited, Goldman Sachs Bank USA, Macquarie Capital (USA) Inc., Citibank, N.A. and Deutsche Bank AG New York Branch, previously filed as Exhibit 10.12 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

†10.13
Form of indemnification agreement by and between SunEdison Semiconductor Limited and its directors and officers, previously filed as Exhibit 10.7 with SunEdison Semiconductor Limited’s Amendment No. 5 to Form S-1 filed on April 15, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.14
Form of Restricted Stock Unit Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.13 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.15
Form of Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.16
SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan, previously filed as Exhibit 10.10 with SunEdison Semiconductor Limited’s Amendment No. 8 to Form S-1 filed on May 19, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.17
Form of Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan, previously filed as Exhibit 10.12 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.18
SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan previously filed as Exhibit 10.18 with SunEdison Semiconductor Limited's Form S-1 filed on December 8, 2014 (Reg. No. 333-200787) and incorporated herein by reference.

10.19
Share Purchase Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Fine Chemicals Co., Ltd. previously filed as Exhibit 10.17 with SunEdison Semiconductor Limited's Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

10.20
Share Purchase Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Electronics Co., Ltd., previously filed as Exhibit 10.18 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

*10.21
Wafer Purchase and Sale Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Electronics Co., Ltd., previously filed as Exhibit 10.12 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

10.22
Joint Venture Agreement, dated February 15, 2011, by and between MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd., previously filed as exhibit 10.82 to the quarterly report on Form 10-Q filed by SunEdison, Inc. (f/k/a MEMC Electronic Materials, Inc.) on May 5, 2011 (file no: 001-13828) and incorporated herein by reference.

†10.23
Form of Substitute Global Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan previously filed as Exhibit 10.23 with SunEdison Semiconductor Limited's Form S-1 filed on December 8, 2014 (Reg. No. 333-200787) and incorporated herein by reference.

†10.24
Form of Substitute Global Restricted Stock Unit Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan previously filed as Exhibit 10.24 with SunEdison Semiconductor Limited's Form S-1 filed on December 8, 2014 (Reg. No. 333-200878) and incorporated herein by reference.

†10.25	Summary of Director Compensation.

†10.26	Summary of Compensation Arrangements for Certain Named Executive Officers.

10.27
Manufacturing, Laboratory, and Office Space Lease, fully executed as of February 5, 2015, by and between SunEdison Semiconductor, LLC and SunEdison, Inc., previously filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015 and incorporated herein by reference.

13	Selected pages from the Company's 2014 Annual Report to Stockholders.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	These exhibits constitute management contracts or compensatory plans or arrangements.

*	Confidential treatment of certain portions of these documents has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunEdison Semiconductor Limited

		By:	/s/ Shaker Sadasivam
Date:	March 2, 2015		Shaker Sadasivam President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaker Sadasivam	President, Chief Executive Officer and Director (Principal executive officer)	March 2, 2015
Shaker Sadasivam

/s/ Jeffrey L. Hall	Executive Vice President Finance & Administration and Chief Financial Officer (Principal financial and accounting officer)	March 2, 2015
Jeffrey L. Hall

/s/ Antonio R. Alvarez	Director	March 2, 2015
Antonio R. Alvarez

/s/ Gideon Argov	Director	March 2, 2015
Gideon Argov

/s/ Michael F. Bartholomeusz	Director	March 2, 2015
Michael F. Bartholomeusz

/s/ Jeffrey A. Beck	Director	March 2, 2015
Jeffrey A. Beck

/s/ Justine F. Lien	Director	March 2, 2015
Justine F. Lien

/s/ Brian A. Wuebbels	Director	March 2, 2015
Brian A. Wuebbels

/s/ Abdul Jabbar Bin Karam Din	Director	March 2, 2015
Abdul Jabbar Bin Karam Din

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit No.	Description
10.25	Summary of Director Compensation

10.26	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company's 2014 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document