Form 10-Q
period 2015-03-31
SunEdison Semiconductor Ltd
filed 2015-05-07
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s ordinary shares outstanding at May 4, 2015 was 41,559,899.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
In millions, except per share data
Net sales to non-affiliates	$199.0	$205.8
Net sales to affiliates	0.4	0.3
Cost of goods sold	182.2	197.8
Gross profit	17.2	8.3
Operating expenses (income):
Marketing and administration	20.5	21.8
Research and development	8.1	8.0
Restructuring charges (reversals)	1.2	(4.6)
Long-lived asset impairment charges	0.1	—
Operating loss	(12.7)	(16.9)
Non-operating expenses (income):
Interest expense	3.5	0.2
Interest income	(0.1)	(0.1)
Interest, net - affiliates	—	(0.1)
Other, net	(10.4)	(5.3)
Total non-operating income	(7.0)	(5.3)
Loss before income tax expense	(5.7)	(11.6)
Income tax expense	3.3	3.6
Loss before equity in loss of equity method investments	(9.0)	(15.2)
Equity in loss of equity method investments, net of tax	(0.3)	—
Net loss	(9.3)	(15.2)
Net loss attributable to noncontrolling interests	—	0.6
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(9.3)	$(14.6)
Basic loss per share (see Note 7)	$(0.22)	$(0.35)
Diluted loss per share (see Note 7)	$(0.22)	$(0.35)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
In millions
Net loss	$(9.3)	$(15.2)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(21.9)	9.3
Amortization of net actuarial loss (gain) and prior service cost (credit)	0.1	(0.1)
Other comprehensive (loss) income, net of tax	(21.8)	9.2
Total comprehensive loss	(31.1)	(6.0)
Net loss attributable to noncontrolling interests	—	0.6
Net translation adjustment attributable to noncontrolling interests	—	0.3
Comprehensive loss attributable to SunEdison Semiconductor Limited shareholders	$(31.1)	$(5.1)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2015	2014
	(Unaudited)
In millions
Assets
Current assets:
Cash and cash equivalents	$90.6	$88.2
Accounts receivable, less allowance for doubtful accounts of $2.6 and $3.1, respectively	100.2	98.6
Accounts receivable, affiliate	9.4	4.3
Inventories	112.9	122.1
Deferred tax asset	27.3	27.3
Prepaid and other current assets	28.3	28.3
Total current assets	368.7	368.8
Property, plant, and equipment, net of accumulated depreciation of $799.7 and $788.3, respectively	585.3	598.8
Investments	129.4	130.3
Other assets	78.3	86.3
Total assets	$1,161.7	$1,184.2

Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt	$2.1	$2.1
Short-term borrowings	7.6	—
Accounts payable	94.7	94.6
Accounts payable, affiliate	22.9	9.4
Accrued liabilities	48.6	57.6
Accrued wages and salaries	27.1	23.6
Restructuring liabilities	12.5	14.0
Total current liabilities	215.5	201.3
Long-term debt, less current portion	204.6	205.0
Pension and post-employment liabilities	54.5	54.7
Restructuring liabilities	3.5	3.9
Other liabilities	19.6	27.8
Total liabilities	497.7	492.7

Shareholders' equity:
Ordinary shares, no par value, 41.5 issued and outstanding in 2015 and 2014, respectively	946.7	943.1
Accumulated deficit	(88.0)	(78.7)
Accumulated other comprehensive loss	(195.9)	(174.1)
Total SunEdison Semiconductor Limited shareholders' equity	662.8	690.3
Noncontrolling interests	1.2	1.2
Total shareholders' equity	664.0	691.5
Total liabilities and shareholders' equity	$1,161.7	$1,184.2
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
In millions
Cash flows from operating activities:
Net loss	$(9.3)	$(15.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29.7	28.3
Long lived asset impairment charges	0.1	—
Stock-based compensation	3.6	2.3
Provision (benefit) for deferred taxes	3.5	(2.2)
Other	(0.2)	(0.4)
Changes in assets and liabilities:
Accounts receivable	(3.9)	(0.5)
Inventories	5.7	4.9
Amounts due from affiliates	(11.1)	(5.0)
Amounts due to affiliates	11.9	16.1
Prepaid and other current assets	(0.4)	3.6
Accounts payable and accrued liabilities	7.8	18.7
Income taxes payable	3.1	5.4
Pension and post-employment liabilities	(0.1)	(1.5)
Restructuring liabilities	(0.6)	(5.0)
Other	(5.2)	(5.2)
Net cash provided by operating activities	34.6	44.3
Cash flows from investing activities:
Capital expenditures	(28.8)	(19.6)
Notes receivable from affiliates	—	3.0
Disbursements made for notes receivable	(9.1)	—
Net cash used in investing activities	(37.9)	(16.6)
Cash flows from financing activities:
Principal payments on long-term debt	(0.5)	—
Proceeds from short-term debt borrowings	7.6	—
Net parent investment	—	(30.7)
Other	0.1	—
Net cash provided by (used in) financing activities	7.2	(30.7)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.1)
Net increase (decrease) in cash and cash equivalents	2.4	(3.1)
Cash and cash equivalents at beginning of period	88.2	40.8
Cash and cash equivalents at end of period	$90.6	$37.7
Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$2.7	$—
Income taxes paid, net	$3.9	$2.1
Supplemental schedule of non-cash investing and financing activities:
Accounts payable relieved for acquisition of fixed assets	$(5.0)	$(3.5)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statement of Equity

	Ordinary Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SunEdison Semiconductor Limited Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
In millions
Balance at December 31, 2014	41.5	$943.1	$(78.7)	$(174.1)	$690.3	$1.2	$691.5
Net loss	—	—	(9.3)	—	(9.3)	—	(9.3)
Stock plans, net	—	3.6	—	—	3.6	—	3.6
Other comprehensive loss	—	—	—	(21.8)	(21.8)	—	(21.8)
Balance at March 31, 2015 (Unaudited)	41.5	$946.7	$(88.0)	$(195.9)	$662.8	$1.2	$664.0
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison Semiconductor Limited and subsidiaries (“SunEdison Semiconductor”, "SSL", the "Company”, “we”, “us”, and “our”) have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. We have presented our unaudited financial statements in accordance with the rules and regulations of the United States ("US") Securities and Exchange Commission ("SEC") applicable to interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. Results of operations for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains SunEdison Semiconductor's audited financial statements for such year.

Use of Estimates
We use estimates and assumptions in preparing our condensed consolidated financial statements that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, impairments, leases, inventory valuation, accrued liabilities, restructuring, warranties, employee benefits, derivatives, stock-based compensation, income taxes, and asset recoverability, including allowances, and certain other items. These estimates and assumptions are based on current facts, historical experience, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recognition of revenue, costs, and other expenses that are not readily apparent from other sources. Our future results of operations would be affected to the extent there are material differences between these estimates and actual results.

Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation adopted in the current period.

Accounting Standards Updates
The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, on May 28, 2014, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, but do not anticipate a material impact to our consolidated financial statements and related disclosures upon adoption of ASU 2014-09.
The FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), on April 7, 2015, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard is effective for us on January 1, 2016. Early application is permitted. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.

2. RESTRUCTURING CHARGES

2014 Consolidation of Crystal and Other Activities
We announced a plan to consolidate our crystal operations during the first quarter of 2014. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan, and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and is currently being implemented. It is expected to be completed by the second half of 2015. Net restructuring reversals of $0.2 million and charges of $4.0 million were recorded for the three months ended March 31, 2015 and 2014, respectively, and are included within restructuring charges (reversals) in the condensed consolidated statements of operations.

On December 18, 2014, we initiated the termination of certain employees as part of a workforce restructuring plan. The plan is designed to realign our workforce, improve profitability, and support new growth market opportunities. The plan is expected to result in a total reduction of approximately 120 positions, with a majority of the affected employees outside of the United States. It is expected to be completed by the second half of 2015. We recorded restructuring charges of $1.4 million for the three months ended March 31, 2015 in connection with this workforce restructuring.

2011 Global Plan
The semiconductor industry experienced a downturn during the second half of 2011. In response, we committed to a series of actions in December 2011 to reduce our global workforce, right size production capacity, and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan") in order to better align our business to then-current and expected market conditions in the semiconductor market, as well as to improve our overall cost competitiveness and cash flows.
Details of the 2015 expenses, cash payments, and expected costs incurred related to the 2011 Global Plan are set out in the following table:

						As of March 31, 2015
In millions	Accrued December 31, 2014	Year-to-date Restructuring Reversals	Cash Payments	Currency	Accrued March 31, 2015	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and employee benefits	$0.7	$—	$—	$(0.1)	$0.6	$22.3	$22.3
Other	11.5	—	(0.7)	(1.2)	9.6	37.6	37.6
Total	$12.2	$—	$(0.7)	$(1.3)	$10.2	$59.9	$59.9
We recorded net restructuring reversals for the three months ended March 31, 2014 due to a $7.2 million favorable settlement of a polysilicon supply agreement executed in 2013 with a subsidiary of SunEdison, Inc. and $1.4 million of other net favorable revisions to our estimated restructuring liabilities based on actual results differing from our previous estimates. We made approximately $9.0 million in cash payments related to the 2011 Global Plan for the three months ended March 31, 2014.

3. INVENTORIES

Inventories consist of the following:

	As of March 31, 2015	As of December 31, 2014
In millions
Raw materials and supplies	$28.2	$29.9
Goods in process	48.4	49.7
Finished goods	36.3	42.5
Total inventories	$112.9	$122.1

4. EQUITY METHOD INVESTMENT

We have a 35% interest in SMP, Ltd. ("SMP") that is accounted for as an equity method investment. SMP owns a polysilicon manufacturing facility in South Korea which is currently in the initial stages of production. The initial outputs of polysilicon are in-line with expectations.
The SMP polysilicon manufacturing facility has experienced delays in ramping the facility to reach full commercial capabilities. This has placed pressures on SMP's short-term working capital needs to overcome the construction delays. The existing equity holders of SMP may be requested to make additional capital investments to assist with financing their short-term working capital needs. If we do not participate in making the additional capital investment, this may reduce our equity ownership percentage in SMP.

5. DEBT

Debt outstanding consists of the following:

	As of March 31, 2015			As of December 31, 2014
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Long-term debt	$206.7	$2.1	$204.6	$207.1	$2.1	$205.0

Senior Secured Credit Facility
The Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement on May 27, 2014 with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain, under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of March 31, 2015, but $3.2 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity.
The Term Facility was issued at a discount of 1.00%, or $2.1 million, which will be amortized as an increase in interest expense over the term of the Term Facility. We incurred an additional $10.1 million of financing fees related to the Credit Facility that have been capitalized and will be amortized over the term of the respective Term Facility and Revolving Facility.
The Borrower’s obligations under the Credit Facility are guaranteed by the Company and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of the Company and its subsidiaries are secured by first-priority liens on, and security interests in, certain present and future assets of the Company, the Borrower, and the subsidiary guarantors, including pledges of the capital stock of certain of the Company’s subsidiaries.
Borrowings under the Credit Facility bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. The minimum eurocurrency base rate for the Term Facility shall at no time be less than 1.00% per annum. Interest will be paid quarterly in arrears, and at the maturity date of each facility for loans bearing interest with reference to the base rate. Interest will be paid on the last day of selected interest periods (which will be one, three, and six months), and at the maturity date of each facility for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum will be payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances.
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.0 to 1.0 for the quarters ended March 31, 2015 and ending June 30, 2015; and (ii) 2.5 to 1.0 for the quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of March 31, 2015.

Other Financing Arrangements
We have short-term committed financing arrangements of $26.2 million at March 31, 2015, of which there was $7.6 million outstanding as of March 31, 2015. Of the remaining not outstanding amount, $10.3 million is unavailable because it relates to the issuance of third party letters of credit and bank guarantees. Interest rates are negotiated at the time of the borrowings.
The estimated fair value of our debt was $205.4 million and $200.6 million as of March 31, 2015 and December 31, 2014, respectively. Fair value of this debt is calculated using a discounted cash flow model (Level 2 assumptions) with consideration for our non-performance risk (Level 3 assumptions).

6. STOCKHOLDERS' EQUITY

Ordinary Shares

On January 20, 2015, a secondary public offering of 17,250,000 of our ordinary shares by SunEdison, Inc. ("SunEdison"), Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. was closed. We did not receive any of the proceeds from the sale of our ordinary shares in this offering. As a result of this offering, our former parent company, SunEdison, ceased to own more than 50% of our outstanding ordinary shares. There continued to be 41,506,175 ordinary shares outstanding upon completion of this offering.
The Company and SunEdison agreed, effective concurrently with the secondary public offering discussed above, to replace 25% of the equity-based compensation awards relating to SunEdison stock that were unvested and held by our employees (including our non-U.S. employees, subject to applicable local laws) with adjusted stock options and RSUs, as applicable, for the Company’s ordinary shares, each of which generally preserves the value of the original awards and the balance of the awards will be maintained by SunEdison. The Company issued options to purchase an aggregate of 442,790 ordinary shares with a weighted-average exercise price of $5.19 per share and an aggregate of 170,115 RSUs, in each case based on applicable SunEdison equity awards outstanding, and the Company’s and SunEdison’s share prices, as of market close on January 20, 2015. Each of the foregoing replacement awards was issued pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan. The remaining 75% of the unvested SunEdison options and RSUs, as well as all vested options, remain as options and RSUs continuing to vest in accordance with their terms, with employment by us to be deemed employment by SunEdison. We have included the stock-based compensation expense related to these awards granted to our employees in our condensed consolidated financial statements.

Stock-Based Compensation
We have equity incentive plans that provide for the award of non-qualified stock options, performance shares, and restricted stock units ("RSUs") to employees and non-employee directors. There were 7.1 million shares remaining available for future grant under these plans as of March 31, 2015.
The following table presents information regarding outstanding stock options as of March 31, 2015, and related changes during the three months ended March 31, 2015:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	1,726,354	$15.77
Granted	442,790	5.19
Exercised	—	—
Forfeited	(11,124)	14.85
Expired	—	—
Outstanding at March 31, 2015	2,158,020	$13.60	$26.4	8.8
Options exercisable at March 31, 2015	211,931	$5.68	$4.3	7.9
The weighted-average grant-date fair value per share of options granted was $4.52 for the three month period ended March 31, 2015.
The following table presents information regarding outstanding RSUs as of March 31, 2015, and related changes during the three months ended March 31, 2015:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	1,561,412
Granted	192,615
Converted	(2,395)
Forfeited	(9,363)
Outstanding at March 31, 2015	1,742,269	$45.0	1.8
The weighted-average fair value of restricted stock units on the date of grant was $10.70 for the three months ended March 31, 2015.

Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $3.6 million and $2.3 million, respectively. Stock-based compensation expense for the three months ended March 31, 2015 and 2014 was allocated as follows:

	For the Three Months Ended March 31,
	2015	2014
In millions
Cost of goods sold	$1.1	$0.8
Marketing and administration	1.9	0.9
Research and development	0.6	0.6
Stock-based employee compensation	$3.6	$2.3
The amount of stock-based compensation cost capitalized into inventory and fixed assets was not material for the three months ended March 31, 2015 and 2014. Further, the recognition of excess tax benefits from share-based payment arrangements was not material for the three months ended March 31, 2015 and 2014.

7. LOSS PER SHARE

Basic income (loss) per share is computed by dividing net income (loss) by the number of weighted-average ordinary shares outstanding during the period. Diluted income (loss) per share is computed using the weighted-average ordinary shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for RSUs and stock option exercises. The Company calculates the dilutive effect of outstanding RSUs and stock options on income (loss) per share by application of the treasury stock method.
The computations of basic and diluted income (loss) per share assumes that the number of ordinary shares outstanding for all periods prior to the closing of our initial public offering on May 28, 2014 (the "IPO") was equal to the number of ordinary shares of SunEdison Semiconductor Limited outstanding on May 28, 2014.
Basic and diluted loss per share ("EPS") for the three month periods ended March 31, 2015 and 2014 were calculated as follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(9.3)	$(9.3)	$(14.6)	$(14.6)

EPS Denominator:
Weighted-average shares outstanding	41.5	41.5	41.5	41.5
Loss per share	$(0.22)	$(0.22)	$(0.35)	$(0.35)
The computations for diluted loss per share for the three months ended March 31, 2015 excludes options to purchase SunEdison Semiconductor of approximately 2.2 million shares and 1.7 million RSUs because the effect would have been anti-dilutive. No SunEdison Semiconductor options or RSUs were outstanding during the three month period ended March 31, 2014.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes adjustments related to foreign currency translation and pension and post-retirement related liabilities.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31,
In millions	2015	2014
Foreign Currency Items (1)
Beginning balance	$(116.5)	$(76.3)
Other comprehensive (loss) income before reclassifications	(21.9)	9.6
Amounts reclassified from accumulated other comprehensive loss	—	—
Net other comprehensive (loss) income	(21.9)	9.6
Balance at March 31	$(138.4)	$(66.7)

Pension and Post-Retirement Benefit Plans
Beginning balance	$(57.6)	$(33.9)
Other comprehensive loss before reclassifications	(0.3)	—
Amounts reclassified from accumulated other comprehensive loss	0.4	(0.1)
Net other comprehensive income (loss)	0.1	(0.1)
Balance at March 31	$(57.5)	$(34.0)

Accumulated other comprehensive loss at March 31	$(195.9)	$(100.7)
(1) Excludes foreign currency adjustments related to noncontrolling interests. See the condensed consolidated statements of comprehensive loss.

The following table presents reclassifications from accumulated other comprehensive loss and the affected line in the condensed consolidated statement of operations:

	Three Months Ended March 31,		Condensed Consolidated Statement of Operations
In millions	2015	2014
Amortization of net actuarial (loss) gain and prior service (cost) credit	$(0.4)	$0.1	Marketing and administration expense

9. DERIVATIVES AND HEDGING INSTRUMENTS

SunEdison Semiconductor's derivatives and hedging activities consist of:

		Assets (Liabilities) at Fair Value
In millions	Balance Sheet Classification	As of March 31, 2015	As of December 31, 2014
Derivatives not designated as hedging:
Currency forward contracts (1)	Prepaid and other current assets	$1.1	$0.2
Currency forward contracts (1)	Accrued liabilities	$(0.3)	$(0.9)
(1) Currency forward contracts are recorded on the condensed consolidated balance sheet at fair value using Level 1 inputs.

		Gains
		Three Months Ended March 31,
In millions	Statement of Operations Classification	2015	2014
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$1.8	$2.2

We utilize currency forward contracts to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to SunEdison Semiconductor. A substantial portion of our revenue and capital spending is transacted in the U.S. dollar. However, we do enter into transactions in other currencies, primarily the Japanese yen, new Taiwan dollar, euro, and South Korean won. We have established transaction-based hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We may have outstanding contracts with several major financial institutions for these hedging transactions at any point in time. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. These currency forward contracts had net notional amounts of $102.0 million and $65.1 million as of March 31, 2015 and December 31, 2014, respectively, and are accounted for as economic hedges, for which hedge accounting is not applied.

10. CONTINGENCIES

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

11. INCOME TAXES

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
Deferred income taxes arise primarily because of differences in the bases of assets or liabilities between financial accounting and tax accounting which are known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items for which we receive a tax deduction, but have not yet been recorded in the consolidated statement of operations). We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses), and the expected timing of the reversals of existing temporary differences. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. Our total deferred tax assets, net of valuation allowance, as of March 31, 2015 and December 31, 2014, were $37.1 million and $43.0 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets that have not been offset by a valuation allowance at March 31, 2015.
We believe our tax positions are in compliance with applicable tax laws and regulations. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Uncertain tax benefits, including accrued interest and penalties, are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The accrual of interest begins in the first reporting period that interest would begin to accrue under the applicable tax law. Penalties, when applicable, are accrued in the financial reporting period in which the uncertain tax position is taken on a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense, which is consistent with our historical policy. We believe that our accrued income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income (loss), and cash flows. We review our accrued tax liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices between our subsidiaries, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed. The income tax expense for the three month period ended March 31, 2015 was impacted by a discrete reduction of the reserve for uncertain tax positions of $3.6 million related to the closure of a foreign tax examination and new information on positions previously taken. The accrual for uncertain tax positions as of March 31, 2015 and December 31, 2014 was $5.4 million and $8.9 million, respectively.
We are domiciled in Singapore. Management has reviewed its repatriation policy during 2015 with respect to our planned legal structure. Recognition of Singapore or local withholding taxes on undistributed non-Singapore earnings would be triggered by a management decision to repatriate those earnings, although there is no current intention to do so. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our worldwide subsidiaries and operations, and after concluding that such remittances can be done in a tax-efficient manner. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. Of our cash and cash equivalents as of March 31, 2015, $61.7 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

12. RELATED PARTY TRANSACTIONS

Transactions with Affiliates
We sell intermediate products such as polysilicon, trichlorosilane gas, ingots, scrap wafers, and other inventory items to SunEdison's subsidiaries in the United States, Europe, and Asia for use in their operations. We also provide limited services to SunEdison following the IPO as outlined in a transition services agreement. Any receivables related to these sales and services to SunEdison are recognized as accounts receivable, affiliate in the condensed consolidated balance sheet and shipment of products is recognized as net sales to affiliates in the condensed consolidated statement of operations. Net sales to affiliates were $0.4 million and $0.3 million for the three month periods ended March 31, 2015 and 2014, respectively. We had $9.4 million and $4.3 million of accounts receivable, affiliate as of March 31, 2015 and December 31, 2014, respectively.
We purchase products, primarily polysilicon, from SunEdison and its subsidiaries. SunEdison had in the past also performed financing, cash management, treasury, and other services for us on a centralized basis, and continues to provide limited services to us following the IPO as outlined in a transition services agreement. Accounts payable, affiliate were $22.9 million and $9.4 million as of March 31, 2015 and December 31, 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements of SunEdison Semiconductor Limited and the notes thereto. The unaudited financial statements included herein should be read in conjunction with our 2014 Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

EXECUTIVE OVERVIEW

We are a global leader in the development, manufacture, and sale of silicon wafers to the semiconductor industry.
We continued to execute on our strategic plan to improve our performance and meet the competitive demands of the semiconductor industry during the first quarter of 2015. Our business strategy targets the most significant opportunities and challenges we face, including:

•	Operating cash flow management,

•	Manufacturing cost reductions,

•	Optimization of factory utilization, and

•	Continued sales growth in higher margin products, such as silicon-on-insulator ("SOI") wafers.
We continued to experience downward pricing pressures arising from softness in the semiconductor industry during the first quarter of 2015, which negatively impacted our net sales. However, as a result of lower input costs and improved cost management, we were able to improve our gross profit this quarter, compared to the first quarter of 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014

Net Sales

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Net sales to non-affiliates	$199.0	$205.8	$(6.8)	(3.3)%
Net sales to affiliates	0.4	0.3	0.1	33.3%
Net sales	$199.4	$206.1	$(6.7)	(3.3)%
Net sales to non-affiliates decreased for the three months ended March 31, 2015, compared to the same period in 2014, primarily due to semiconductor wafer price decreases, offset in part by volume increases. The price decreases were the result of competitive pressures arising from softness in the semiconductor industry, only partially offset by a more favorable product mix with higher sales of the more advanced SOI wafers. Average selling price decreases occurred primarily in 300mm semiconductor wafers.

Gross Profit

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Cost of goods sold	$182.2	$197.8	$(15.6)	(7.9)%
Gross profit	$17.2	$8.3	$8.9	107.2%
Gross margin (profit as a percentage of net sales)	8.6%	4.0%
Gross profit increased for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily the result of more favorable polysilicon costs and continued manufacturing cost reductions, which more than offset lower average selling prices for our wafers.

Marketing and Administration

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Marketing and administration	$20.5	$21.8	$(1.3)	(6.0)%
As a percentage of net sales	10.3%	10.6%
Marketing and administration expenses decreased for the three months ended March 31, 2015, compared to the same period in 2014, primarily as a result of our decision to consolidate the semiconductor crystal operations announced in February 2014 and our global workforce restructuring plan initiated in December 2014.

Research and Development

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Research and development	$8.1	$8.0	$0.1	1.3%
As a percentage of net sales	4.1%	3.9%
Research and development ("R&D") for the three months ended March 31, 2015 was relatively flat, compared to the same period in 2014. We incurred R&D expenditures to enhance our capabilities in advanced substrates and to broaden our product offerings.

Restructuring Charges (Reversals)

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Restructuring charges (reversals)	$1.2	$(4.6)	$5.8	(126.1)%
We recorded net restructuring expenses for the three months ended March 31, 2015 due to $1.2 million of additional restructuring liabilities accrued in the current period associated with our 2014 restructuring activities, primarily related to severance.
We recorded net restructuring reversals for the three months ended March 31, 2014 due to a $7.2 million favorable settlement of a polysilicon supply agreement executed in 2013 with a subsidiary of SunEdison and $1.4 million of other net favorable revisions to our estimated restructuring liabilities based on actual results differing from our previous estimates related to the restructuring actions associated with our 2011 Global Plan. These favorable revisions more than offset approximately $4.0 million of restructuring expenses related to our plan to consolidate our semiconductor crystal operations that was announced on February 7, 2014.

Long-lived asset impairment charges

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Long-lived asset impairment charges	$0.1	$—	$0.1	n/m
We recorded $0.1 million in long-lived asset impairments for the three months ended March 31, 2014, as the carrying value of certain assets exceeded their estimated fair value.

Non-Operating Expense (Income)

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Interest expense	$3.5	$0.2	$3.3	1,650.0%
Interest income	(0.1)	(0.1)	—	—%
Interest, net - affiliates	—	(0.1)	0.1	(100.0)%
Other, net	(10.4)	(5.3)	(5.1)	96.2%
Total non-operating expense (income)	$(7.0)	$(5.3)	$(1.7)	32.1%
Non-operating income increased for the three months ended March 31, 2015, compared to the same period of 2014, primarily related to foreign exchange gains associated with the re-measurement of intra-company balances and derivative foreign currency forward contracts, which are recorded in other, net. The increase in non-operating income related to foreign currency transactions was partially offset by additional interest expense on our $210.0 million senior secured term facility and $50.0 million senior secured revolving facility executed on May 27, 2014.

Income Taxes

	For the Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
(dollars in millions)
Income tax expense	$3.3	$3.6	$(0.3)	(8.3)%
Effective income tax rate	57.9%	31.0%
Income tax expense decreased for the three months ended March 31, 2015, compared to the same period of the prior year primarily due to the decrease to the reserve for uncertain tax positions related to taxable income adjustments attributable to foreign operations. This increase is mostly offset by higher taxable income in certain tax jurisdictions as a result of changes in the geographical mix of earnings from operations.

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
Cash and cash equivalents as of March 31, 2015 totaled $90.6 million, compared to $88.2 million as of December 31, 2014. Of our cash and cash equivalents as of March 31, 2015, $61.7 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.
The table below sets forth our summary cash flow information for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
(in millions)
Net cash provided by (used in):
Operating activities	$34.6	$44.3
Investing activities	$(37.9)	$(16.6)
Financing activities	$7.2	$(30.7)

Net Cash Provided by Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2015 was $34.6 million, which was attributable in part to our net loss of $9.3 million, adjusted for non-cash items including $29.7 million of depreciation and amortization, $3.6 million of stock compensation expense, and a $3.5 million provision from deferred taxes. Uses of cash included a $11.1 million increase in accounts receivable, affiliate driven by the timing of collections from SunEdison and a $3.9 million increase in accounts receivable. We generated cash from a $11.9 million increase in accounts payable, affiliate resulting from the timing of payments to SunEdison, a $7.8 million increase in accounts payable and accrued liabilities, a $5.7 million decrease in inventory due to improved inventory management for the three months ended March 31, 2015, and a $3.1 million increase in income taxes payable due to the timing of payments for taxes.
Net cash provided by operating activities for the three months ended March 31, 2014 was $44.3 million, which was attributable in part to our net loss of $15.2 million adjusted for non-cash items, including $28.3 million of depreciation and amortization and $2.3 million of stock compensation expense. Uses of cash included a $5.0 million decrease in restructuring liabilities driven primarily by cash payments to settle supply contract obligations and a $5.0 million increase in accounts receivable, affiliate driven by timing of intercompany collections from SunEdison. We generated cash from a $18.7 million increase in accounts payable and accrued liabilities, a $16.1 million increase in accounts payable, affiliate attributable to timing of intercompany payments to SunEdison determined by our operational needs, a $5.4 million increase in income taxes payable, and a $4.9 million decrease in inventory due to improved inventory management for the three months ended March 31, 2014.

Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2015 consisted of $28.8 million of capital expenditures. Cash used for investing activities also included $9.1 million in payments on notes payable related to the sale of the Merano, Italy polysilicon and chlorosilanes facilities that were sold in December 2014. Net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of $19.6 million of capital expenditures, partially offset by a $3.0 million decrease in notes receivable, affiliate.

Net Cash Provided by (used in) Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 consisted primarily of $7.6 million of proceeds from short-term debt borrowings, offset by $0.5 million in principal payments on long-term debt. Net cash used in financing activities for the three months ended March 31, 2014 consisted of $30.7 million net parent investment contributions from us to SunEdison.

Senior Secured Credit Facility
The Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement on May 27, 2014, with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of March 31, 2015, but $3.2 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity.
The Borrower’s obligations under the Credit Facility are guaranteed by the Company and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of the Company and its subsidiaries are secured by first-priority liens on, and security interests in, certain present and future assets of the Company, the Borrower, and the subsidiary guarantors, including pledges of the capital stock of certain of the Company’s subsidiaries.
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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than: (i) 3.0 to 1.0 for the quarters ended March 31, 2015 and ending June 30, 2015; and (ii) 2.5 to 1.0 for the quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of March 31, 2015.

Other Financing Arrangements
We have short-term committed financing arrangements of $26.2 million at March 31, 2015, of which there were $7.6 million outstanding as of March 31, 2015. Of the remaining not outstanding amount, $10.3 million is unavailable because it relates to the issuance of third party letters of credit and bank guarantees. Interest rates are negotiated at the time of the borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("US GAAP") requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related footnotes. We have made our best estimates of certain amounts included in the condensed consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Factors we consider in arriving at our critical accounting estimates include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed, and how reasonably likely such change may have a material impact. Our significant accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies and estimates since December 31, 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the condensed consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months, our expectation that the ultimate outcome of our legal proceedings, individually and in the aggregate, will not have a material adverse effect on us, our belief that any repatriation tax effects will have minimal impact on our cash flows and our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are discussed in Part I Item 1A, "Risk Factors", and Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Form 10-K for the year ended December 31, 2014.
The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to SunEdison Semiconductor's market risks since December 31, 2014. Please refer to “Market Risk” included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2014. Also see Note 9 to our unaudited condensed consolidated financial statements included herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, due to the material weakness in our accounting for income taxes noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting
As previously disclosed in Part II Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that there was a material weakness in our internal control over financial reporting related to accounting for income taxes. Remedial actions have been identified to address these controls, including improving processes and communications around non-routine or complex significant transactions and evaluating their effects on deferred tax assets and liabilities, supplementing our tax accounting staff with additional internal and external resources, and improving the documentation and review of our income tax accounting, presentation, and related disclosures. These new procedures are in the process of being implemented but have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of March 31, 2015.
Other than the above, there have been no changes in SunEdison Semiconductor's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, SunEdison Semiconductor's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Dividend Restrictions
The Credit Facility restricts the Company's declaration or payment of any dividend or any distribution on account of equity interests. The Credit Facility also restricts the usage of our working capital in certain situations.

Initial Public Offering Use of Proceeds
On May 28, 2014, we closed on an initial public offering of 7,200,000 ordinary shares, pursuant to our registration statement on Form S-1 (File No. 333-191052), at a price to the public of $13.00 per ordinary share. The Company received gross proceeds of $107.6 million and net proceeds of $99.0 million, after deducting underwriting discounts, commissions, structuring fees, and offering expenses.
There has been no material change in the planned use of proceeds from the offering as described in the Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014. We used net proceeds for working capital and general corporate purposes during the quarter ended March 31, 2015.

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

SunEdison Semiconductor Limited

/s/ Jeffrey L. Hall
May 7, 2015	Name:	Jeffrey L. Hall
	Title:	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document