Form 10-Q
period 2015-09-30
SunEdison Semiconductor Ltd
filed 2015-11-09
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s ordinary shares outstanding at November 5, 2015 was 41,959,986.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
In millions, except per share data
Net sales to non-affiliates	$189.0	$212.4	$595.0	$632.8
Net sales to affiliates	—	0.8	0.8	1.4
Cost of goods sold	167.7	186.4	533.8	578.7
Gross profit	21.3	26.8	62.0	55.5
Operating expenses (income):
Marketing and administration	21.1	22.3	63.0	63.7
Research and development	8.4	8.1	23.8	26.4
Restructuring charges (reversals)	3.9	0.9	3.7	(14.5)
Long-lived asset impairment charges	56.7	58.0	58.0	58.0
Operating loss	(68.8)	(62.5)	(86.5)	(78.1)
Non-operating expenses (income):
Interest expense	3.6	3.8	10.7	5.5
Interest income	(0.1)	(0.2)	(0.3)	(0.4)
Interest, net - affiliates	—	—	—	(0.1)
Other, net	0.3	2.7	(8.9)	(0.6)
Total non-operating expenses	3.8	6.3	1.5	4.4
Loss before income tax expense (benefit)	(72.6)	(68.8)	(88.0)	(82.5)
Income tax expense (benefit)	7.8	10.4	16.2	(2.3)
Loss before equity in loss of equity method investments	(80.4)	(79.2)	(104.2)	(80.2)
Equity in loss of equity method investments, net of tax	(0.4)	(0.2)	(1.4)	(0.3)
Net loss	(80.8)	(79.4)	(105.6)	(80.5)
Net loss attributable to noncontrolling interests	—	—	—	0.8
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(80.8)	$(79.4)	$(105.6)	$(79.7)
Basic loss per share (see Note 7)	$(1.93)	$(1.91)	$(2.53)	$(1.92)
Diluted loss per share (see Note 7)	$(1.93)	$(1.91)	$(2.53)	$(1.92)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
In millions
Net loss	$(80.8)	$(79.4)	$(105.6)	$(80.5)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(13.1)	(30.9)	(39.7)	(12.3)
Amortization of net actuarial loss (gain) and prior service cost (credit)	5.5	(0.1)	6.0	(0.4)
Other comprehensive loss, net of tax	(7.6)	(31.0)	(33.7)	(12.7)
Total comprehensive loss	(88.4)	(110.4)	(139.3)	(93.2)
Net loss attributable to noncontrolling interests	—	—	—	0.8
Net translation adjustment attributable to noncontrolling interests	—	—	—	0.5
Comprehensive loss attributable to SunEdison Semiconductor Limited shareholders	$(88.4)	$(110.4)	$(139.3)	$(91.9)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2015	2014
	(Unaudited)
In millions
Assets
Current assets:
Cash and cash equivalents	$90.8	$88.2
Accounts receivable, affiliate	—	4.3
Accounts receivable, less allowance for doubtful accounts of $2.6 and $3.1, respectively	100.6	98.6
Inventories	103.1	122.1
Deferred tax asset	27.3	27.3
Prepaid and other current assets	31.2	28.3
Total current assets	353.0	368.8
Property, plant, and equipment, net of accumulated depreciation of $777.6 and $788.3, respectively	537.7	598.8
Investments	118.7	130.3
Other assets	73.1	86.3
Total assets	$1,082.5	$1,184.2

Liabilities and Shareholders' Equity
Current liabilities:
Current portion, long-term debt	$2.1	$2.1
Short-term borrowings	6.7	—
Accounts payable, affiliate	—	9.4
Accounts payable	104.8	94.6
Deposit for investment distribution	35.0	—
Accrued liabilities	49.7	57.6
Accrued wages and salaries	30.7	23.6
Restructuring liabilities	8.4	14.0
Total current liabilities	237.4	201.3
Long-term debt, less current portion	203.7	205.0
Pension and post-employment liabilities	52.3	54.7
Restructuring liabilities	3.6	3.9
Other liabilities	23.2	27.8
Total liabilities	520.2	492.7

Shareholders' equity:
Ordinary shares, no par value, 41.9 and 41.5 outstanding, respectively	953.2	943.1
Accumulated deficit	(184.3)	(78.7)
Accumulated other comprehensive loss	(207.8)	(174.1)
Total SunEdison Semiconductor Limited shareholders' equity	561.1	690.3
Noncontrolling interests	1.2	1.2
Total shareholders' equity	562.3	691.5
Total liabilities and shareholders' equity	$1,082.5	$1,184.2
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2015	2014
	(Unaudited)
In millions
Cash flows from operating activities:
Net loss	$(105.6)	$(80.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	81.9	87.4
Long-lived asset impairment charge	58.0	58.0
Stock-based compensation	11.1	7.3
Provision (benefit) for deferred taxes	5.1	(31.9)
Other	(0.7)	(2.5)
Changes in assets and liabilities:
Accounts receivable	8.3	(6.7)
Inventories	15.1	(7.5)
Accounts receivable, affiliate	(8.0)	(6.1)
Accounts payable, affiliate	12.4	(52.9)
Prepaid and other current assets	(3.3)	(5.6)
Accounts payable and accrued liabilities	(5.4)	12.4
Income taxes payable	3.4	9.6
Pension and post-employment liabilities	3.4	(4.2)
Restructuring liabilities	(4.9)	(21.9)
Other	(14.3)	(14.1)
Net cash provided by (used in) operating activities	56.5	(59.2)
Cash flows from investing activities:
Capital expenditures	(82.8)	(71.3)
Notes receivable from affiliates	—	3.0
Disbursements made for notes receivable	(9.1)	—
Proceeds from deposit for investment distribution	35.0	—
Other	—	(2.9)
Net cash used in investing activities	(56.9)	(71.2)
Cash flows from financing activities:
Principal payments on long-term debt	(1.6)	(11.1)
Proceeds from long-term debt	—	210.0
Change in ordinary shares	(1.0)	—
Net principal payments on short-term borrowings	(0.6)	—
Proceeds from short-term borrowings	7.6	—
Deferred financing costs and original issuance discount	—	(11.9)
Net parent investment	—	(179.4)
Proceeds from issuance of ordinary shares	—	186.3
Net cash provided by financing activities	4.4	193.9
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(1.2)
Net increase in cash and cash equivalents	2.6	62.3
Cash and cash equivalents at beginning of period	88.2	40.8
Cash and cash equivalents at end of period	$90.8	$103.1
Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$8.4	$4.1
Income taxes paid, net	$9.8	$16.1
Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$0.3	$(4.7)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

	Ordinary Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SunEdison Semiconductor Limited Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
In millions
Balance at December 31, 2014	41.5	$943.1	$(78.7)	$(174.1)	$690.3	$1.2	$691.5
Net loss	—	—	(105.6)	—	(105.6)	—	(105.6)
Stock plans, net	0.4	10.1	—	—	10.1	—	10.1
Other comprehensive loss	—	—	—	(33.7)	(33.7)	—	(33.7)
Balance at September 30, 2015	41.9	$953.2	$(184.3)	$(207.8)	$561.1	$1.2	$562.3
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison Semiconductor Limited and subsidiaries (“SunEdison Semiconductor”, "SSL", the "Company”, “we”, “us”, and “our”) have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP") and, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. We have presented our unaudited financial statements in accordance with the rules and regulations of the United States ("US") Securities and Exchange Commission ("SEC") applicable to interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations. Results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains SunEdison Semiconductor's audited financial statements for such year.
As of and after the closing of the secondary offering on July 1, 2015, in which SunEdison, Inc. ("SunEdison") sold all of its shares in the Company, transactions with SunEdison are no longer considered related party transactions. Historical affiliate amounts and transactions are shown on the condensed consolidated financial statements for the six months ended June 30, 2015 and as of December 31, 2014.

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

Accounting Standards Updates
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, in May 2014, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in US GAAP when it becomes effective. The effective date of the new standard, as amended, is effective for us on January 1, 2018. Early application is permitted for fiscal years beginning after December 15, 2016 and interim periods within those years. The standard permits the use of either the retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, but do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption of ASU 2014-09.
The FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), in April 2015, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The new standard is effective for us on January 1, 2016. Early application is permitted. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.

The FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other Internal Use Software (Subtopic 350-40), in April 2015, which amended the guidance on internal use software to clarify how customers in cloud computing arrangements should determine whether an arrangement includes a software license and eliminates the current requirement that entities analogize to the leases standard when determining the asset acquired in an arrangement to license software for internal use. Instead, entities will account for these arrangements as licenses of intangible assets. The new standard is effective for us on January 1, 2016. Early application is permitted. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.
The FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure most inventory "at the lower of cost and net realizable value", thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new standard is effective for us on January 1, 2017. ASU 2015-11 should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.
The FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, entities will recognize the measurement-period adjustment during the reporting period in which the adjustment amount is determined. The new standard is effective for us on January 1, 2016. The amendments should be applied prospectively with earlier application permitted for any interim and annual financial statements that have not yet been made available for issuance. We have evaluated the impact of this standard and do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption.

2. RESTRUCTURING ACTIVITIES

2015 Ipoh Plan
On July 30, 2015, the Board of Directors of the Company authorized the closure of our Ipoh, Malaysia facility ("2015 Ipoh Plan"), which produces 200 millimeter semiconductor wafers. This action is being taken to consolidate the Company’s manufacturing footprint to better match the demands of the industry. This action is consistent with our continued efforts to improve operational efficiencies, maximize capacity utilization across the Company's geographic platforms, and lower costs. The consolidation will include the transitioning of 200 millimeter wafering activities from our Ipoh facility to Novara, Italy and other operating facilities. This action will affect approximately 650 employees at the Ipoh facility and will be largely complete by the end of 2016. Charges related to the 2015 Ipoh Plan are included within restructuring charges (reversals) and long-lived impairment charges in the condensed consolidated statements of operations.
Details of the 2015 expenses, cash payments, and expected costs incurred related to the 2015 Ipoh Plan are set out in the following table:

					As of September 30, 2015
In millions	Accrued January 1, 2015	Year-to-date Restructuring Charges	Cash Payments	Accrued September 30, 2015	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2015 Ipoh Plan
Severance and employee benefits	$—	$2.3	$—	$2.3	$2.3	$4.5
Contract termination	—	—	—	—	—	0.6
Other	—	—	—	—	—	7.7
Total	$—	$2.3	$—	$2.3	$2.3	$12.8
The decision to close the Ipoh facility triggered an interim impairment analysis, resulting in the recording of $56.7 million of long-lived asset impairment charges for the three and nine months ended September 30, 2015. The impairment charges included $36.9 million related to buildings, $16.0 million related to machinery and equipment, and $3.8 million related to our inventory of spare parts for machinery and equipment stores. These charges are recognized as long-lived asset impairment charges in our condensed consolidated statements of operations. Impairment charges were measured based on the amount by which the carrying value of these assets exceeded their estimated fair value after consideration of their future cash flows using management's assumptions and an independent valuation report for the buildings (Level 3 assumptions).

2014 Consolidation of Crystal and Other Activities

We announced a plan to consolidate our crystal operations during the first quarter of 2014. The consolidation includes transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in South Korea, Taiwan, and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and is currently being implemented. It is expected to be completed by the end of 2015. Net restructuring charges of $1.5 million and $0.9 million were recorded for the three and nine months ended September 30, 2015, respectively. Restructuring reversals of $0.5 million and charges in the amount of $3.5 million were recorded for the three and nine months ended September 30, 2014, respectively, most of which were incurred during the first quarter of 2014. These charges are included within restructuring charges (reversals) in the condensed consolidated statements of operations. We also recorded long-lived asset impairment charges of $1.3 million for the nine months ended September 30, 2015 and $0.7 million for the three and nine months ended September 30, 2014, related to the consolidation of the semiconductor crystal operations.
On December 18, 2014, we initiated the termination of certain employees as part of a workforce restructuring plan. The plan was designed to realign our workforce, improve profitability, and support new growth opportunities. The plan resulted in a total reduction of approximately 120 positions, a majority of which were employed outside of the United States. This plan was substantially completed by June 30, 2015. We recorded restructuring charges of $0.2 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, in connection with this workforce restructuring.

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
Details of the 2015 expenses, cash payments, and expected costs incurred related to the 2011 Global Plan are set out in the following table:

						As of September 30, 2015
In millions	Accrued December 31, 2014	Year-to-date Restructuring Reversals	Cash Payments	Currency	Accrued September 30, 2015	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and employee benefits	$0.7	$—	$(0.1)	$(0.1)	$0.5	$22.3	$22.3
Contract termination	—	—	—	—	—	106.5	106.5
Other	11.5	(0.8)	(1.4)	(0.9)	8.4	36.8	36.8
Total	$12.2	$(0.8)	$(1.5)	$(1.0)	$8.9	$165.6	$165.6
We recorded net restructuring reversals of $14.4 million for the nine months ended September 30, 2014 due to a favorable settlement of a polysilicon supply agreement executed in 2013 with a subsidiary of SunEdison, and $1.3 million of other net charges and $3.6 million of other net reversals to our estimated restructuring liabilities based on actual results differing from our previous estimates for the three and nine months ended September 30, 2014, respectively. We made approximately $22.8 million in cash payments related to the 2011 Global Plan for the nine months ended September 30, 2014.
During the third quarter of 2014, we received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. These offers indicated to us that the carrying value of the assets exceeded the estimated fair value. As a result of an impairment analysis, we recorded approximately $57 million of non-cash charges to write these assets down to their then-current estimated fair value. These charges are recognized as long-lived asset impairment charges in our condensed consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of these assets exceeded their estimated fair value after consideration of their future cash flows using management's assumptions (Level 3 assumptions).

3. INVENTORIES

Inventories consist of the following:

	As of September 30, 2015	As of December 31, 2014
In millions
Raw materials and supplies	$24.6	$29.9
Goods in process	42.9	49.7
Finished goods	35.6	42.5
Total inventories	$103.1	$122.1

4. EQUITY METHOD INVESTMENT

We have an equity method investment in SMP, Ltd. ("SMP") that owns a polysilicon manufacturing facility in South Korea, which is currently in the initial stages of production. Our ownership interest decreased from 35.00% to 33.05% on June 12, 2015 as a result of a capital call by SMP in which we did not participate. Our ownership interest further decreased from 33.05% to 30.51% on August 5, 2015 as a result of an additional capital call by SMP in which we did not participate.
During the third quarter, we entered into a definitive agreement to sell approximately 30% of our SMP investment, representing approximately 9% of total SMP shares outstanding, for $35.0 million to a third party. We have received an advance payment of the $35.0 million, representing the third party purchase price, which is recorded as a deposit for investment distribution, within current liabilities, on our balance sheet. The consummation of the transaction is subject to a third party consent. The sale is expected to close within one year.
The SMP polysilicon manufacturing facility has experienced delays in ramping-up to reach full commercial capabilities. This has placed pressure on SMP's short-term working capital needs to overcome the construction delays. The existing equity holders of SMP may be requested to make additional capital investments to assist with financing SMP's short-term working capital needs and SMP's ability to service their debt obligations. If we do not make additional capital investments, our equity ownership percentage in SMP may be further reduced. Should SMP prove unable to reach full commercial capabilities or meet their financial obligations, an asset impairment could be indicated.

5. DEBT

Debt outstanding consists of the following:

	As of September 30, 2015			As of December 31, 2014
	Total Principal	Current Portion	Long-Term	Total Principal	Current Portion	Long-Term
In millions
Long-term debt	$205.8	$2.1	$203.7	$207.1	$2.1	$205.0

Senior Secured Credit Facility
The Company and its direct subsidiary, SunEdison Semiconductor B.V. (the “Borrower”), entered into a credit agreement on May 27, 2014 with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provides for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain, under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of September 30, 2015, but $4.3 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014, with the remaining balance paid at maturity.
The Term Facility was issued at a discount of 1.00%, or $2.1 million, which is being amortized as an increase in interest expense over the term of the Term Facility. We incurred $10.2 million of financing fees related to the Credit Facility that have been capitalized and are being amortized over the term of the respective Term Facility and Revolving Facility.

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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for the quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of September 30, 2015.

Other Financing Arrangements
We have short-term committed financing arrangements of $30.5 million at September 30, 2015, of which there was $6.7 million outstanding as of September 30, 2015, that bear variable interest rates of between 2% to 3%. An additional $8.0 million is unavailable because it relates to the issuance of third party letters of credit and bank guarantees. Interest rates are negotiated at the time of the borrowings.
The estimated fair value of our debt was $210.5 million and $200.6 million as of September 30, 2015 and December 31, 2014, respectively. Fair value of this debt is calculated using a discounted cash flow model (Level 2 assumptions) with consideration for our non-performance risk (Level 3 assumptions).

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
The Company and SunEdison agreed, effective concurrently with the secondary public offering on January 20, 2015, to replace 25% of the equity-based compensation awards relating to SunEdison stock that were unvested and held by our employees (including our non-US employees, subject to applicable local laws) with adjusted stock options and restricted stock units ("RSUs"), as applicable, for the Company’s ordinary shares, each of which generally preserves the value of the original awards. The balance of the awards (75%) will be maintained by SunEdison. The Company issued options to purchase an aggregate of 442,790 ordinary shares with a weighted-average exercise price of $5.19 per share and an aggregate of 170,115 RSUs, in each case based on applicable SunEdison equity awards outstanding, and the Company’s and SunEdison’s share prices, as of market close on January 20, 2015. Each of the foregoing replacement awards was issued pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan. The remaining 75% of the unvested SunEdison options and RSUs, as well as all vested SunEdison options, will continue to vest in accordance with their terms, with employment by us to be deemed employment by SunEdison. We have included the stock-based compensation expense related to these awards granted to our employees in our condensed consolidated financial statements.
On July 1, 2015, a secondary public offering of 15,935,828 of our ordinary shares by SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. was closed. We did not receive any of the proceeds from the sale of our ordinary shares in this offering. In this offering, SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. sold all remaining shares of the Company that they held.

Stock-Based Compensation
We have equity incentive plans that provide for the award of non-qualified stock options, performance shares, and RSUs to employees and non-employee directors. There were 5.7 million shares remaining available for future grant under these plans as of September 30, 2015.

The following table presents information regarding outstanding stock options as of September 30, 2015, and related changes during the nine months ended September 30, 2015:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	1,726,354	$15.77
Granted	1,419,497	15.40
Exercised	(51,848)	4.45
Forfeited	(107,404)	15.64
Expired	—	—
Outstanding at September 30, 2015	2,986,599	$15.81	$2.0	8.7
Options exercisable at September 30, 2015	650,938	$11.50	$1.5	7.5
The weighted-average grant-date fair value per share of options granted was $5.95 for the nine month period ended September 30, 2015.
The following table presents information regarding outstanding RSUs as of September 30, 2015, and related changes during the nine months ended September 30, 2015:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2014	1,561,412
Granted	828,787
Converted	(418,046)
Forfeited	(88,560)
Outstanding at September 30, 2015	1,883,593	$19.9	1.9
The weighted-average fair value of restricted stock units on the date of grant was $17.63 for the nine months ended September 30, 2015.
Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
In millions
Cost of goods sold	$1.1	$1.1	$3.1	$2.6
Marketing and administration	2.1	1.5	5.4	3.0
Research and development	0.9	0.7	2.6	1.7
Stock-based employee compensation	$4.1	$3.3	$11.1	$7.3
The amount of stock-based compensation cost capitalized into inventory and fixed assets was not material for the three and nine months ended September 30, 2015 and 2014. Further, the recognition of excess tax benefits from share-based payment arrangements was not material for the three and nine months ended September 30, 2015 and 2014.

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

Basic and diluted (loss) earnings per share ("EPS") for the three month periods ended September 30, 2015 and 2014 were calculated as follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(80.8)	$(80.8)	$(79.4)	$(79.4)

EPS Denominator:
Weighted-average shares outstanding	41.9	41.9	41.5	41.5
Loss per share	$(1.93)	$(1.93)	$(1.91)	$(1.91)
Basic and diluted EPS for the nine month periods ended September 30, 2015 and 2014 were calculated as follows:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison Semiconductor Limited shareholders	$(105.6)	$(105.6)	$(79.7)	$(79.7)

EPS Denominator:
Weighted-average shares outstanding	41.7	41.7	41.5	41.5
Loss per share	$(2.53)	$(2.53)	$(1.92)	$(1.92)
The computations for diluted loss per share for the three and nine months ended September 30, 2015 exclude options to purchase approximately 3.0 million shares and 1.9 million RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share for the three and nine months ended September 30, 2014 exclude options to purchase approximately 1.7 million shares and 1.4 million RSUs because the effect would have been anti-dilutive.

8. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income represents a measure of all changes in equity that result from recognized transactions and economic events other than transactions with owners in their capacity as owners. Other comprehensive (loss) income includes adjustments related to foreign currency translation and pension and post-retirement related liabilities.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Foreign Currency Items (1)
Beginning balance	$(143.1)	$(57.2)	$(116.5)	$(76.3)
Other comprehensive loss before reclassifications	(13.1)	(30.9)	(39.7)	(11.8)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive loss	(13.1)	(30.9)	(39.7)	(11.8)
Balance at September 30	$(156.2)	$(88.1)	$(156.2)	$(88.1)

Pension and Post-Retirement Benefit Plans
Beginning balance	$(57.1)	$(27.1)	$(57.6)	$(33.9)
Other comprehensive loss before reclassifications	0.2	—	(0.3)	—
Amounts reclassified from accumulated other comprehensive loss (2)	5.3	(0.1)	6.3	(0.4)
Net other comprehensive income (loss)	5.5	(0.1)	6.0	(0.4)
Amount of accumulated other comprehensive income transferred from SunEdison (3)	—	—	—	7.1
Balance at September 30	$(51.6)	$(27.2)	$(51.6)	$(27.2)

Accumulated other comprehensive loss at September 30	$(207.8)	$(115.3)	$(207.8)	$(115.3)
(1) Excludes foreign currency adjustments related to noncontrolling interests. See the condensed consolidated statements of comprehensive loss.
(2) Amounts reclassified from accumulated other comprehensive loss for the three and nine months ended September 30, 2015 include $4.8 million in interim lump-sum pension settlement charges.
(3) Amount represents the non-cash transfer of accumulated other comprehensive income from SunEdison as part of the initial public offering ("IPO") and related transactions.
The following table presents reclassifications from accumulated other comprehensive loss and the affected line in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,		Condensed Consolidated Statement of Operations
In millions	2015	2014	2015	2014
Amortization of net actuarial (loss) gain and prior service (cost) credit	$(0.5)	$0.1	$(1.5)	$0.4	Marketing and administration
Pension settlement charge	(2.0)	—	(2.0)	—	Cost of goods sold
Pension settlement charge	(1.7)	—	(1.7)	—	Marketing and administration
Pension settlement charge	(1.1)	—	(1.1)	—	Research and development
	$(5.3)	$0.1	$(6.3)	$0.4

9. DERIVATIVES AND HEDGING INSTRUMENTS

SunEdison Semiconductor's derivatives and hedging activities consist of:

		Assets (Liabilities) at Fair Value
In millions	Balance Sheet Classification	As of September 30, 2015		As of December 31, 2014
Derivatives not designated as hedging:
Currency forward contracts (1)	Prepaid and other current assets	$0.1		$0.2
Currency forward contracts (1)	Accrued liabilities	$(3.2)		$(0.9)
(1) Currency forward contracts are recorded on the condensed consolidated balance sheet at fair value using Level 1 inputs.

		Losses		Losses (Gains)
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Classification	2015	2014	2015	2014
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$3.8	$4.3	$3.9	$(0.2)
We utilize currency forward contracts to mitigate the financial market risks of fluctuations in foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to the Company. A substantial portion of our revenue and capital spending is transacted in the US dollar. However, we do enter into transactions in other currencies, primarily the new Taiwan dollar, South Korean won, Japanese yen, and euro. We have established transaction-based hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. We may have outstanding contracts with several major financial institutions for these hedging transactions at any point in time. Our maximum risk of credit loss is limited to any gain on our outstanding contracts with these institutions. These currency forward contracts had net notional amounts of $133.5 million and $65.1 million as of September 30, 2015 and December 31, 2014, respectively, and are accounted for as economic hedges, for which hedge accounting is not applied.

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

Deferred income taxes arise primarily because of differences in the bases of assets or liabilities between financial accounting and tax accounting which are known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items for which we receive a tax deduction, but have not yet been recorded in the consolidated statement of operations). We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses), and the expected timing of the reversals of existing temporary differences. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. Our total deferred tax assets, net of valuation allowances, as of September 30, 2015 and December 31, 2014, were $35.5 million and $43.0 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets that have not been offset by a valuation allowance at September 30, 2015.
We believe our tax positions are in compliance with applicable tax laws and regulations. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Uncertain tax benefits, including accrued interest and penalties, are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The accrual of interest begins in the first reporting period that interest would begin to accrue under the applicable tax law. Penalties, when applicable, are accrued in the financial reporting period in which the uncertain tax position is taken on a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense, which is consistent with our historical policy. We believe that our accrued income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income (loss), and cash flows. We review our accrued tax liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices between our subsidiaries, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed. The income tax expense related to uncertain tax positions for the nine month period ended September 30, 2015 was favorably impacted by a discrete reduction of the reserve for uncertain tax positions of $3.6 million related to the closure of a foreign tax examination and new information on positions previously taken, which occurred during the first quarter. The accrual for uncertain tax positions as of September 30, 2015 and December 31, 2014 was $5.5 million and $8.9 million, respectively.
We are domiciled in Singapore. Management has reviewed its repatriation policy during 2015 with respect to our planned legal structure. Recognition of Singapore or local withholding taxes on undistributed non-Singapore earnings would be triggered by a management decision to repatriate those earnings. There is no current intention to repatriate those earnings. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our worldwide subsidiaries and operations, and after concluding that such remittances can be done in a tax-efficient manner. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. However, we currently believe that any repatriation tax effects would have minimal impact on future cash flows. Of our cash and cash equivalents as of September 30, 2015, $75.3 million was held by our non-Singapore subsidiaries, a portion of which may be subject to repatriation tax effects.

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
We sell intermediate products such as polysilicon, trichlorosilane gas, ingots, scrap wafers, and other inventory items to SunEdison's subsidiaries in the United States, Europe, and Asia for use in their operations. We also provide limited services to SunEdison as outlined in the post-IPO transition services agreement. Net sales to SunEdison were $0.8 million for the six month period ended June 30, 2015 that were still considered affiliate transactions. Net sales to SunEdison were $0.8 million and $1.4 million for the three and nine month periods ended September 30, 2014, respectively.

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

EXECUTIVE OVERVIEW

Continued softness in the semiconductor market, primarily weaker foundry demand, resulted in continued downward pricing pressure and lower volumes in the third quarter of 2015, compared to the same period of 2014. This negatively impacted our net sales and gross margin for the current quarter.
Management continued to execute on its strategic plan to improve our performance and meet the competitive demands of the semiconductor industry during the third quarter of 2015. On July 30, 2015, the Board of Directors of the Company authorized the closure of our Ipoh, Malaysia facility ("2015 Ipoh Plan"), which produces 200 millimeter semiconductor wafers. This action is being taken to consolidate the Company’s manufacturing footprint and is consistent with our continued efforts to improve operational efficiencies, maximize capacity utilization across the Company's geographic platforms, and lower costs.
Our business strategy targets the most significant opportunities and challenges we face, including:

•	Operating cash flow management,

•	Manufacturing cost reductions,

•	Optimization of factory utilization, and

•	Continued sales growth in higher margin products, such as silicon-on-insulator ("SOI") wafers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015, Compared to the Three Months Ended September 30, 2014

Net Sales

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Net sales to non-affiliates	$189.0	$212.4	$(23.4)	(11.0)%
Net sales to affiliates	—	0.8	(0.8)	(100.0)%
Net sales	$189.0	$213.2	$(24.2)	(11.4)%
Net sales decreased for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to semiconductor wafer price and volume decreases. The price decreases were the result of continuing competitive pressures in the semiconductor industry, and volume decreased due to industry softness, only partially offset by higher sales of our more advanced SOI wafers. Average selling price decreases occurred primarily in 300mm semiconductor wafers.

Gross Profit

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Cost of goods sold	$167.7	$186.4	$(18.7)	(10.0)%
Gross profit	$21.3	$26.8	$(5.5)	(20.5)%
Gross margin (profit as a percentage of net sales)	11.3%	12.6%
Gross profit and gross margin decreased for the three months ended September 30, 2015, compared to the same period in 2014. The decrease was primarily the result of lower average selling prices for our wafers, coupled with a current period pension settlement charge related to our US pension plan that negatively impacted our overhead expense by $2.0 million, only partially offset by continued manufacturing cost reductions.

Marketing and Administration

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Marketing and administration	$21.1	$22.3	$(1.2)	(5.4)%
As a percentage of net sales	11.2%	10.5%
Marketing and administration expense decreased for the three months ended September 30, 2015, compared to the same period in 2014, primarily as a result of our global workforce restructuring plan initiated in December 2014. The resulting decrease in global personnel expense was more than offset a current period pension settlement charge related to our US pension plan that negatively impacted our marketing and administration expense by $1.7 million.

Research and Development

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Research and development	$8.4	$8.1	$0.3	3.7%
As a percentage of net sales	4.4%	3.8%
Research and development ("R&D") expense remained relatively flat for the three months ended September 30, 2015, compared to the same period in 2014.

Restructuring Charges

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Restructuring charges	$3.9	$0.9	$3.0	333.3%
We recorded restructuring charges for the three months ended September 30, 2015 due to $2.3 million of severance charges related to the 2015 Ipoh restructuring plan announced in August 2015, and $1.6 million of net unfavorable revisions to our estimated liabilities for other restructuring activities.
We recorded net restructuring expenses for the three months ended September 30, 2014 due to net unfavorable revisions to our estimated restructuring liabilities.

Long-Lived Asset Impairment Charges

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Long-lived asset impairment charges	$56.7	$58.0	$(1.3)	n/m
The July 30, 2015 decision to close the Ipoh manufacturing facility triggered an interim impairment analysis. As a result of the impairment analysis, we recorded $56.7 million of long-lived asset impairment charges for the three months ended September 30, 2015 to write the assets at the Ipoh facility down to their estimated fair value.
During the third quarter of 2014, we received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility at Merano. These offers indicated to us that the carrying value of the Merano plant assets exceeded their estimated fair value. As a result of an impairment analysis, we recorded approximately $57 million of non-cash charges to write these assets down to their then-current estimated fair value.

Non-Operating Expenses (Income)

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Interest expense	$3.6	$3.8	$(0.2)	(5.3)%
Interest income	(0.1)	(0.2)	0.1	(50.0)%
Other, net	0.3	2.7	(2.4)	(88.9)%
Total non-operating expenses	$3.8	$6.3	$(2.5)	(39.7)%
Non-operating expense decreased for the three months ended September 30, 2015, compared to the same period of 2014, primarily due to lower foreign exchange losses associated with the re-measurement of intra-company balances, and derivative foreign currency forward contracts, which are recorded in other, net.

Income Taxes

	For the Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Income tax expense	$7.8	$10.4	$(2.6)	(25.0)%
Effective income tax rate	10.7%	15.1%
Income tax expense decreased for the three months ended September 30, 2015, compared to the same period of 2014, primarily due to lower tax expense related to the geographical mix of earnings from current operations. In the prior year, there was an inclusion of a discrete tax benefit, which did not recur in the current year. The discrete tax benefit related to a reduction of the valuation allowance on certain deferred tax assets of $29.6 million due to our ability to realize those benefits in the future.

Nine Months Ended September 30, 2015, Compared to the Nine Months Ended September 30, 2014

Net Sales

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Net sales to non-affiliates	$595.0	$632.8	$(37.8)	(6.0)%
Net sales to affiliates	0.8	1.4	(0.6)	(42.9)%
Net sales	$595.8	$634.2	$(38.4)	(6.1)%
Net sales decreased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to semiconductor wafer price decreases, offset in part by volume increases. The price decreases were the result of continuing competitive pressures in the semiconductor industry, only partially offset by higher sales of our more advanced SOI wafers. Average selling price decreases occurred primarily in 300mm semiconductor wafers.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Cost of goods sold	$533.8	$578.7	$(44.9)	(7.8)%
Gross profit	$62.0	$55.5	$6.5	11.7%
Gross margin (profit as a percentage of net sales)	10.4%	8.8%
Gross profit and gross margin increased for the nine months ended September 30, 2015, compared to the same period in 2014. The increase was primarily the result of continued manufacturing cost reductions, which more than offset lower average selling prices for our wafers and a current period pension settlement charge related to our US pension plan that negatively impacted our overhead expense by $2.0 million.

Marketing and Administration

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Marketing and administration	$63.0	$63.7	$(0.7)	(1.1)%
As a percentage of net sales	10.6%	10.0%
Marketing and administration expense decreased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily as a result of our global workforce restructuring plan initiated in December 2014. The resulting decrease in global personnel expense was partially offset by increased stock-based compensation cost associated with stock grants awarded in June 2014 and June 2015, and a current period pension settlement charge related to our US pension plan that negatively impacted our marketing and administration expense by $1.7 million.

Research and Development

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Research and development	$23.8	$26.4	$(2.6)	(9.8)%
As a percentage of net sales	4.0%	4.2%
R&D expense decreased for the nine months ended September 30, 2015, compared to the same period in 2014, primarily due to our decision to consolidate the semiconductor crystal operations announced in February 2014. Consolidating our crystal operations allowed us to localize our R&D efforts, which resulted in greater efficiencies.

Restructuring Charges (Reversals)

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Restructuring charges (reversals)	$3.7	$(14.5)	$18.2	(125.5)%
We recorded restructuring charges for the nine months ended September 30, 2015 due to $2.3 million of severance charges related to the 2015 Ipoh restructuring plan announced in August 2015, and $1.4 million of net unfavorable revisions to our estimated liabilities for other restructuring activities.
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

Long-Lived Asset Impairment Charges

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Long-lived asset impairment charges	$58.0	$58.0	$—	n/m
The July 30, 2015 decision to close the Ipoh manufacturing facility triggered an interim impairment analysis. As a result of the impairment analysis, we recorded $56.7 million of long-lived asset impairment charges for the nine months ended September 30, 2015 to write the assets at the Ipoh facility down to their estimated fair value. We also recorded $1.3 million in long-lived asset impairments for the nine months ended September 30, 2015 related to the 2014 semiconductor crystal consolidation, as the carrying value of certain assets exceeded their estimated fair value.

During the third quarter of 2014, we received offers of interest to purchase our indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility at Merano. These offers indicated to us that the carrying value of the Merano plant assets exceeded their estimated fair value. As a result of an impairment analysis, we recorded approximately $57 million of non-cash charges to write these assets down to their then-current estimated fair value.

Non-Operating Expenses (Income)

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Interest expense	$10.7	$5.5	$5.2	94.5%
Interest income	(0.3)	(0.4)	0.1	(25.0)%
Interest, net - affiliates	—	(0.1)	0.1	(100.0)%
Other, net	(8.9)	(0.6)	(8.3)	1,383.3%
Total non-operating expenses	$1.5	$4.4	$(2.9)	(65.9)%
Non-operating expenses decreased for the nine months ended September 30, 2015, compared to the same period of 2014, primarily due to foreign exchange gains associated with the re-measurement of intra-company balances, and derivative foreign currency forward contracts, which are recorded in other, net. The increase in non-operating income related to foreign currency transactions was offset by higher interest expense for the nine months ended September 30, 2015, compared to the same period in 2014.

Income Taxes

	For the Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
(in millions)
Income tax expense (benefit)	$16.2	$(2.3)	$18.5	(804.3)%
Effective income tax rate	18.4%	(2.8)%
Income tax expense increased for the nine months ended September 30, 2015, compared to the same period of 2014, primarily due to the inclusion of a discrete tax benefit in the prior year, which did not recur in the current year. The discrete tax benefit in 2014 related to a reduction of the valuation allowance on certain deferred tax assets of $29.6 million due to our ability to realize those benefits in the future. The increase in income tax expense for the nine months ended September 30, 2015, is primarily related to changes in the geographical mix of earnings from current operations, partially offset by a $3.6 million decrease in the reserve for uncertain tax positions related our non-Singapore operations.

LIQUIDITY AND CAPITAL RESOURCES

We expect our primary sources of liquidity in the future to be cash generated from operations and borrowings under our senior secured revolving credit facility. Our principal uses of liquidity will be to fund our working capital needs, capital expenditures, and to service our outstanding indebtedness. We believe our liquidity will be sufficient to fund our operations for at least the next twelve months. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may need to reduce or delay our capital expenditures, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
Cash and cash equivalents as of September 30, 2015 totaled $90.8 million, compared to $88.2 million as of December 31, 2014. Of our cash and cash equivalents as of September 30, 2015, $75.3 million was held by our non-Singapore subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impact on future cash flows.
The table below sets forth our summary cash flow information for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
(in millions)
Net cash provided by (used in):
Operating activities	$56.5	$(59.2)
Investing activities	$(56.9)	$(71.2)
Financing activities	$4.4	$193.9

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $56.5 million, which was attributable in part to our net loss of $105.6 million, adjusted for non-cash items including $81.9 million of depreciation and amortization, $58.0 million of long-lived asset impairment charges, $11.1 million of stock compensation expense, and $5.1 million for deferred income taxes. Uses of cash included an $8.0 million increase in accounts receivable, affiliate, a $5.4 million decrease in accounts payable and accrued liabilities, a $4.9 million decrease in restructuring liabilities resulting from cash payments for severance and other restructuring related activities, and a $3.3 million increase in prepaid and other current assets. We generated cash from a $15.1 million decrease in inventory due to improved inventory management for the nine months ended September 30, 2015, a $12.4 million increase in accounts payable, affiliate, and an $8.3 million decrease in accounts receivable.
Net cash used in operating activities for the nine months ended September 30, 2014 was $59.2 million, which was attributable in part to our net loss of $80.5 million adjusted for non-cash items, including $87.4 million of depreciation and amortization, $58.0 million of long-lived asset impairment charges, a benefit of $31.9 million for deferred income taxes, and $7.3 million of stock-based compensation expense. Uses of cash included a $52.9 million decrease in accounts payable, affiliate, a $21.9 million decrease in restructuring liabilities resulting from cash payments to settle supply contract obligations, a $7.5 million increase in inventory to supply our customer needs as a result of increases in net sales from the fourth quarter of 2013, a $6.7 million increase in accounts receivable, and a $6.1 million increase in accounts receivable, affiliate. We also generated cash from a $12.4 million increase in accounts payable and a $9.6 million increase in income taxes payable.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of $82.8 million of capital expenditures. Cash used for investing activities also included $9.1 million in disbursements made for notes receivable related to the sale of the Merano, Italy polysilicon and chlorosilanes facilities that were sold in December 2014. During the third quarter of 2015, we generated cash by entering into a definitive agreement to sell a non-core investment asset for $35.0 million. This transaction is expected to close within one year. The consummation of the transaction is subject to a third party consent. Net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of $71.3 million of capital expenditures, partially offset by a $3.0 million decrease in notes receivable, affiliate.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $7.6 million of proceeds from short-term borrowings, offset by $1.6 million in principal payments on long-term debt and $0.6 million in principal payments on short-term borrowings. Net cash provided by financing activities for the nine months ended September 30, 2014 consisted of $210.0 million of proceeds from long-term debt and $186.3 million in net proceeds from the issuance of ordinary shares as part of our initial public offering ("IPO"). These amounts were offset by $179.4 million in net parent investment reductions primarily related to our full repayment of intercompany notes payable to SunEdison of $215.2 million as part of the IPO and related transactions, $11.9 million in payments of financing and debt issuance costs related to the Credit Facility, and $11.1 million in principal payments on long-term debt owed to a bank by our Japanese subsidiary.

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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for the quarters ending on and after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of September 30, 2015.

Other Financing Arrangements
We have short-term committed financing arrangements of $30.5 million at September 30, 2015, of which there were $6.7 million outstanding as of September 30, 2015, that bear variable interest rates of between 2% to 3%. An additional $8.0 million is unavailable because it relates to the issuance of third party letters of credit and bank guarantees. Interest rates are negotiated at the time of the borrowings.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months, our expectation that the ultimate outcome of our legal proceedings, individually and in the aggregate, will not have a material adverse effect on us, our belief that any repatriation tax effects will have minimal impact on our cash flows, our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets, our belief that the recently issued accounting standards described in Note 1 to the condensed consolidated financial statements will not have a material impact on our consolidated financial statements and related disclosures, our expectation that our sale of a non-core investment asset will close within one year, and statements concerning the expected timing and amount of charges, including the amount of the cash portion of such charges, that the Company will incur in connection with the closure of its Ipoh, Malaysia facility. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are discussed in Part I Item 1A, "Risk Factors", and Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2014 and also include other factors in connection with the closing of our Ipoh, Malaysia facility, including our ability to meet operational targets included in management's assumptions, our ability to meet customer qualification demands, our ability to meet our customers' production needs at our other facilities, and general market conditions that may be beyond our control.
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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, due to the material weakness in our accounting for income taxes noted below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting
As previously disclosed in Part II Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2014, management concluded that there was a material weakness in our internal control over financial reporting related to accounting for income taxes. Remedial actions were implemented to address this material weakness, including improving processes and communications around non-routine or complex significant transactions, evaluating their effects on deferred tax assets and liabilities, supplementing our tax accounting staff with additional internal and external resources, and improving the documentation and review of our income tax accounting, presentation, and related disclosures. These actions have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated as of September 30, 2015.
Other than the above, there have been no changes in SunEdison Semiconductor's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, SunEdison Semiconductor's internal control over financial reporting.

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
There has been no material change in the planned use of proceeds from the offering as described in the Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014. We used net proceeds for working capital and general corporate purposes during the quarter ended September 30, 2015.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Memorandum and Articles of Association of SunEdison Semiconductor Limited (incorporating all amendments up to 21 May 2014) (incorporated by reference to Exhibit 3.1 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File no. 001-36460) filed on May 28, 2014).

10.1
SunEdison Semiconductor Limited Change in Control Severance Plan, previously filed as Exhibit 10.1 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on August 3, 2015 and incorporated herein by reference *

10.2
SunEdison Semiconductor Limited Severance Plan and Summary Plan Description, previously filed as Exhibit 10.2 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on August 3, 2015 and incorporated herein by reference *

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
* Management compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunEdison Semiconductor Limited

/s/ Jeffrey L. Hall
Date:	November 9, 2015	Name:	Jeffrey L. Hall
		Title:	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document