Form 10-K
period 2015-12-31
SunEdison Semiconductor Ltd
filed 2016-03-08
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
 ______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☐   Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's Ordinary Shares held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2015 of $17.27 as reported by the NASDAQ Global Select Market, and 31,225,254 shares outstanding on such date, was $539,260,137. The number of shares outstanding of the registrant's Ordinary Shares as of March 4, 2016, was 41,979,856 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2015 Annual Report to Stockholders (Part I, Part II, and Part IV)

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
We sell our products primarily to the major semiconductor manufacturers in the world, including integrated device manufacturers and pure-play semiconductor foundries, and to a lesser extent, leading companies that specialize in wafer customization. Our largest customers were Samsung (Samsung Electronics Co., Ltd. and related companies), Taiwan Semiconductor Manufacturing Company ("TSMC"), and STMicroelectronics during 2015. We operate facilities in major semiconductor manufacturing regions throughout the world, including Taiwan, Malaysia, South Korea, Italy, Japan, and the United States ("U.S."). We have chosen to locate our manufacturing facilities in regions that offer both low operating costs and close proximity to our customers to facilitate collaboration on product development activities and shorten product delivery times.
The Company historically consisted of the combined operations of certain entities formerly wholly-owned by SunEdison, Inc. (“SunEdison”). Following the completion of a series of transactions undertaken to transfer ownership of its semiconductor materials business (the "Formation Transactions"), SunEdison sold a minority interest in SunEdison Semiconductor through an initial public offering of our ordinary shares (the "IPO") and in a private placement to Samsung Electronics Co., Ltd. and Samsung Fine Chemicals Co., Ltd. (see Samsung Private Placements below), both of which closed on May 28, 2014, and resulted in the creation of SunEdison Semiconductor Limited (prior to the IPO, SunEdison Semiconductor Pte. Ltd.), a stand-alone public company. In a secondary offering which closed on January 20, 2015, SunEdison sold additional shares of the Company, resulting in SunEdison's minority ownership of the Company. A subsequent secondary public offering of 15,935,828 of our ordinary shares by SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. was closed on July 1, 2015. As of and after the closing of the secondary offering on July 1, 2015, in which SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. sold all of their shares in the Company, transactions with those entities are no longer considered related party transactions. See "Formation Transactions and Secondary Offerings" below.
Our principal executive offices are located at 11 Lorong 3 Toa Payoh, Singapore 319579, and our telephone number at that address is +65 6681-9300. Our principal executive offices in the U.S. are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our website address is www.sunedisonsemi.com.

Formation Transactions
Initial Public Offering. We closed on an initial public offering of 7,200,000 ordinary shares, representing equity interests in the Company, at a price to the public of $13.00 per ordinary share on May 28, 2014. The Company received net proceeds of $85.9 million from the sale of the ordinary shares, after deducting underwriting discounts, commissions, structuring fees, and offering expenses of $7.7 million. Following the IPO, the underwriters exercised their over-allotment option to purchase an additional 1,080,000 ordinary shares at a price of $13.00 per ordinary share, providing additional net proceeds of $13.1 million, after deducting $0.9 million of underwriting discounts, commissions, and structuring fees.

Samsung Private Placements. Effective with the closing of the IPO, Samsung Fine Chemicals Co., Ltd. ("Samsung Fine Chemicals") and Samsung Electronics Co., Ltd. ("Samsung Electronics") (together, the "Samsung Purchasers") purchased $93.6 million and $31.5 million, respectively, of our ordinary shares in separate private placements at a price per share equal to the public offering price of $13.00 per ordinary share. Samsung Fine Chemicals is a joint venture partner of ours and SunEdison Products Singapore Pte. Ltd., a subsidiary of SunEdison, in SMP Ltd. ("SMP"). Samsung Electronics is one of our customers and was our joint venture partner in MEMC Korea Company, Ltd. ("MKC"). Samsung Fine Chemicals made an aggregate cash investment in us of $93.6 million and, in a non-cash transaction, Samsung Electronics transferred to us its remaining 20% interest in MKC as consideration for the issuance of the ordinary shares. We realized net proceeds from the Samsung Fine Chemicals investment in us of $87.3 million after deducting underwriting discounts, commissions, structuring fees, and offering expenses of $6.3 million. These share purchases closed concurrently with the IPO. As a result of obtaining the 20% interest in MKC, we redeemed the noncontrolling interest in this entity and MKC is now a wholly-owned subsidiary of the Company. There was no gain or loss recognized in connection with these transactions.
Investment in SMP. SunEdison acquired a 35% interest in SMP from Samsung Fine Chemicals Co., Ltd for a cash purchase price of 143.9 billion South Korean won ("KRW"), or $140.7 million, and contributed that interest in SMP to us as part of the Formation Transactions. SMP owns a polysilicon manufacturing facility which was recently completed and is in the initial stages of production. Our ownership interest decreased from 35.00% to 33.05% on June 12, 2015, from 33.05% to 30.51% on August 5, 2015, from 30.51% to 30.02% on October 6, 2015, and from 30.02% to 28.32% on February 5, 2016 as a result of capital calls by SMP in which we did not participate.
During the third quarter of 2015, we entered into a definitive agreement to sell approximately 30% of our SMP investment, representing approximately 9% of total SMP shares outstanding, for $35.0 million to SunEdison. We have received an advance payment of the $35.0 million, representing the purchase price, which is recorded as a deposit for investment distribution, within current liabilities, on our balance sheet. The sale closed in March 2016.
Senior Secured Credit Facility. The Company and its direct subsidiary, SunEdison Semiconductor B.V. ("SSBV" or the "Borrower"), entered into a credit agreement on May 27, 2014 and subsequently amended on December 29, 2015 as discussed below ("Amendment of and Prepayment under Credit Agreement"), with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the "Credit Facility"). The Credit Facility provided for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”), and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). Under the Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million, and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. As of December 31, 2015, no amounts were outstanding under the Revolving Facility, but $4.3 million of third party letters of credit were outstanding, which reduced the available borrowing capacity by a like amount. The original principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014 with the remaining balance paid at maturity. The principal amount repayment schedule was adjusted proportionately after the prepayment discussed below.
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

The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for the quarters ending after September 30, 2015. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of December 31, 2015.

2015 Events
Secondary Offerings and Separation from SunEdison and Samsung
On January 20, 2015, a secondary public offering of 17,250,000 of our ordinary shares by SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. was closed. We did not receive any of the proceeds from the sale of our ordinary shares in this offering. As a result of this offering, our former parent company, SunEdison, ceased to own more than 50% of our outstanding ordinary shares.
A subsequent secondary public offering of 15,935,828 of our ordinary shares by SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. was closed on July 1, 2015. We did not receive any of the proceeds from the sale of our ordinary shares in this offering. In this offering, SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. sold all remaining shares of the Company that they held. As of and after the closing of the secondary offering on July 1, 2015, transactions with SunEdison, Samsung Fine Chemicals Co., Ltd., and Samsung Electronics Co., Ltd. are no longer considered related party transactions.

MKC Financing
Effective December 30, 2015, MKC entered into term loan agreements for an aggregate principal amount of KRW 50 billion with three banks as follows (the "MKC Financing"): (i) Shinhan Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.10% (the “Shinhan Term Loan”), (ii) Hana Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.13% (the “Hana Term Loan”), and (iii) Korea Development Bank - term loan with a principal amount of KRW 10 billion at an interest rate of the average 91-day CD rate plus 2.18% (the “KDB Term Loan” and, together with the Shinhan Term Loan and the Hana Term Loan, collectively, the “Korean Term Loans”). As of December 31, 2015, KRW 5 billion of the KDB Term Loan remained unfunded and was funded in January 2016.
Each of the Korean Term Loans has a term of 36 months and is secured by a mortgage of MKC’s real property and equipment. In addition, the Hana Term Loan is secured by a pledge of MKC funds on deposit at Hana Bank in the amount of KRW 3.1 billion. The proceeds of the Korean Term Loans were used to make a prepayment of the outstanding principal of the Term Facility, as outlined below.
Shinhan Bank, Hana Bank, and Korea Development Bank, and their respective affiliates, in certain instances have performed, and may in the future perform, various commercial banking, investment banking and other financial advisory services for the Company and its affiliates for which they have received, or will receive, customary fees and expenses.

Amendment of and Prepayment under Credit Agreement
Concurrent with the MKC Financing, the Company and SSBV, entered into the First Amendment to Credit Agreement (the “First Amendment”), by and among the Borrower, the Company, the other guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (in such capacity, the “Administrative Agent”), thereby amending the Credit Agreement, dated as of May 27, 2014 (as amended, the "Credit Agreement"). On December 29, 2015, the Company and the Borrower executed and delivered the First Amendment, which is dated as of December 22, 2015 and, pursuant to its terms, became effective on December 29, 2015.
The First Amendment provides, in part, for the termination, release and discharge of all the obligations of MKC (a subsidiary of the Borrower and formerly a guarantor under the Credit Facility) under the Credit Facility and other loan documents and the release of the Administrative Agent’s liens on MKC’s assets and the equity interests in MKC. In connection with such release, certain covenants were added to the Credit Facility with respect to MKC, including (i) a requirement that the Borrower cause MKC to utilize a portion of any cash available for distribution to pay an annual dividend to the Borrower or one of our other subsidiaries, (ii) limits on our rights to make future investments in MKC, as well as our ability to settle historical trade balances, and to maintain future intercompany trade balances owed between MKC and the Company and its other subsidiaries, and (iii) restrictions on MKC’s incurrence of future indebtedness.

In connection with the First Amendment, the Borrower made a $40 million prepayment of the outstanding principal under the Term Facility (the “Prepayment”) and, in accordance with the term of the Credit Agreement also paid a 1% call premium with the proceeds of the MKC Financing. The Prepayment was completed by the Borrower on December 30, 2015. The Borrower will be obligated to make two additional prepayments, each in an amount of $5 million, on the dates that are 10 months and 13 months after the effective date of the First Amendment (October 31, 2016 and January 31, 2017, respectively). Also, as part of the First Amendment, the lenders’ aggregate commitment under the Borrower’s Revolving Facility was reduced from $50 million to $40 million.

2015 Ipoh Plan
On July 30, 2015, the Board of Directors of the Company authorized the closure of our Ipoh, Malaysia facility ("2015 Ipoh Plan"), which produces 200 millimeter ("mm") semiconductor wafers. This action is being taken to consolidate the Company’s manufacturing footprint and is consistent with our continued efforts to improve operational efficiencies, maximize capacity utilization across the Company's geographic platforms, and lower costs. The consolidation will include the transitioning of 200mm wafering activities from our Ipoh facility to Novara, Italy and other operating facilities. This action will affect approximately 650 employees at the Ipoh facility and will be largely complete by the end of 2016.
The decision to close the Ipoh facility triggered an interim impairment analysis, resulting in the recording of $56.7 million of long-lived asset impairment charges. Restructuring charges relating to the 2015 Ipoh Plan were recorded in the amount of $3.1 million.

Products and Applications
Our wafers are used as the base substrate for the manufacture of various types of semiconductor devices, including microprocessors, memory, analog, mixed-signal and radio frequency ("RF") integrated circuits, discrete, application specific integrated circuits, microelectromechanical systems ("MEMS"), and image sensors. These semiconductor devices are used in computers, smart phones, tablets and other mobile electronic devices, automobiles, and other consumer and industrial products. We have approximately 1,965 products in our portfolio. We offer wafers with a wide variety of features and in varying sizes, flatness characteristics, crystal properties, and electrical properties to satisfy numerous product specifications required by our customers. Our wafers range in size from 150mm to 300mm. We will continue to monitor the development of the 450mm wafer market and, if circumstances warrant, we will adjust our development and production capabilities.

The chart below summarizes our products, the diameters in which we offer each product, and the principal applications for each product.

Wafer Diameter (millimeters)
Products	150	200	300	Principal Applications

Polished Wafers:

Low Resistivity	✓	✓	✓	Power devices

High Resistivity		✓	✓	RF devices, Power devices

Standard (Prime/Test)	✓	✓	✓	Memory, Logic, Analog

Low COP Prime	✓	✓	✓	Logic, Analog

Annealed		✓	✓	Logic, Analog

Perfect Silicon		✓	✓	Memory

MDZ	✓	✓	✓	Logic, Analog

OPTIA Perfect Silicon +MDZ		✓	✓	Memory, Logic, Analog

EPI Wafers:

Standard CMOS/AEGISTM	✓	✓	✓	Logic, Image sensors, Memory

Power Discrete	✓	✓		Power devices

Custom	✓	✓	✓	Various applications

SOI Wafers:

Power		✓	✓	Power devices, MEMS

FD/Perfect			✓	Logic

RF/Charge Trap Layer		✓	✓	RF devices
Depending on market conditions, we also sell intermediate products such as TCS gas, ingots, and scrap wafers to semiconductor device and equipment makers. These sales have not been material to our results of operations since December 2011.

Polished Wafers
Our polished wafers are used in a wide range of applications, including memory, analog, RF devices, digital signal processors ("DSPs"), and power devices. Our polished wafer is a polished, highly-refined, pure wafer with an ultra-flat and ultra-clean surface. We manufacture the vast majority of our polished wafers with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. Wafer flatness and cleanliness requirements, along with crystal perfection, have become increasingly important as semiconductor devices become more complex and transistors decrease in size.
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

Customers and Customer Concentration
We sell our products primarily to the major semiconductor manufacturers in the world, including integrated device manufacturers and pure-play semiconductor foundries, and to a lesser extent, leading companies that specialize in wafer customization. We service our customers through our 13 global locations, including manufacturing plants and sales and services offices. Our top 10 customers by net sales for 2015, set forth in alphabetical order, were: Global Foundries, Infineon Technologies, Intel Corporation, Micron Technology, NXP Semiconductors, Samsung, STMicroelectronics, Texas Instruments, TSMC, and United Microelectronics Corporation. We have had relationships with all of our top 10 customers for more than 10 years. In 2015, Samsung, TSMC, and STMicroelectronics accounted for approximately 21%, 14%, and 11%, respectively, of our net sales to non-affiliates. No other customer accounted for more than 10% of our net sales to non-affiliates during 2015.

Sales and Marketing
We market our semiconductor wafers primarily through a direct sales force. We have customer service and support centers strategically located across the globe, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan, and the U.S. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers, which we accomplish using multi-functional teams of technical, sales and marketing, and manufacturing personnel, including over 30 dedicated field application engineers. Our multi-functional teams work closely with our customers to optimize our products for our customers’ current and future production processes, requirements, and specifications. We closely monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s specific needs.
Sales to our customers are generally governed by purchase orders or, in certain cases, agreements with terms of one year or less that include pricing terms and estimated quantity requirements. Our customer agreements generally do not require that a customer purchase a minimum quantity of wafers.
We sell semiconductor wafers to certain customers under consignment arrangements. These consignment arrangements generally require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. We ship the wafers to the storage facility, but do not charge the customer or recognize sales for those wafers until title passes to the customer under these arrangements. We had $15.8 million and $20.1 million of inventory held on consignment as of December 31, 2015 and 2014, respectively.

Research and Development

The semiconductor wafer market is characterized by continuous technological development and product innovation. Our research and development ("R&D") organization consists of over 92 engineers, of whom approximately 52 have PhDs. Our R&D model combines engineering innovation with specific commercialization strategies and seeks to align our technology innovation efforts with our customers’ requirements for new and evolving applications. We accomplish this through a deep understanding of our customers’ current and future technology requirements, and by targeting our R&D efforts at developing products to meet those technology requirements. Our field application engineering team collaborates with our account managers and serves as the key technical interface between us and our customers. Members of this team are assigned to key customers worldwide and lead the introduction and qualification of new products, collaborate with our customers in the development of new technical solutions, and support the resolution of any product-related issues.
We devote a significant portion of our R&D resources to enhancing our position in the crystal technology area. In conjunction with these efforts, we are developing wafer technologies to meet advanced flatness and particle specifications of our customers. We are also continuing to focus on the development of advanced substrates such as EPI and SOI wafers, and manufacturing cost reductions.
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
We entered into joint development arrangements with SunEdison in connection with the IPO pursuant to which we and SunEdison will collaborate on future R&D activities with respect to the intellectual property to be licensed between us, as well as projects related thereto. See “Certain Relationships and Related Party Transactions, and Director Independence" for additional information on these arrangements.

Manufacturing
We have established a global manufacturing network consisting of eight facilities located in Taiwan, Malaysia, South Korea, Italy, Japan, and the U.S. to meet our customers' needs worldwide. We commenced a plan to consolidate our wafering manufacturing footprint on July 30, 2015 by announcing the closure of our Ipoh operations by the end of 2016 and the transitioning of Ipoh's 200mm wafering activities from our Ipoh facility to Novara, Italy and other operating facilities. We have located our manufacturing facilities in regions that offer both low operating costs and highly educated work forces in close proximity to our customers. This “local” presence enables us to facilitate collaboration with our customers on product development activities and shorten product delivery and response times.
We have installed uniform tools and processes across our manufacturing facilities in order to facilitate the transfer of manufacturing between sites. While customers generally require that they “qualify” each facility at which we manufacture wafers for them, a process that typically takes three to six months but which can take up to one year for certain products, in many cases multiple sites are qualified for a particular product to allow manufacturing flexibility. In addition, multiple qualifications permit us to quickly shift production between facilities in the event of a natural disaster or other occurrence affecting one of our facilities, enabling uninterrupted delivery of products to our customers. Production at our Japanese facility, for example, was disrupted as a result of the March 2011 earthquake and tsunami, but we were able to shift production of our 200mm wafers quickly to other facilities that had been, or were already in the process of being, qualified, enabling us to continue delivering those wafers to customers in a timely manner.
Our wafer manufacturing process begins with high purity polysilicon. The polysilicon is melted in a quartz crucible along with small amounts of electrically active elements such as arsenic, boron, phosphorous, or antimony. We then lower a silicon seed crystal into the melt and slowly extract it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction, and rotation of the crucible govern the size of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.
Once the crystal ingot is grown, we grind the ingots to the specified size and slice them into thin wafers. Next, we prepare the wafers for surface polishing with a multi-step process using precision wafer planarization machines, edge contour machines, and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror-polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into EPI wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface. Additional wafer customization can be made through our SOI process, which creates an oxide isolated silicon layer on a base substrate. We believe we are one of only two fully integrated SOI manufacturers.
The graphic below illustrates key steps in the manufacturing process for our semiconductor wafers:

Raw Materials
The principal raw material used in our manufacturing process is polysilicon. We have historically obtained our requirements for polysilicon primarily from SunEdison’s facility in Pasadena, Texas, as well as from other external polysilicon suppliers. On June 23, 2015, SunEdison Semiconductor Limited and SunEdison, Inc. entered into a letter agreement regarding granular polysilicon supply matters (the “Agreement”). The Agreement provides for a long-term supply by SunEdison of the Company’s granular semiconductor grade polysilicon needs. The Agreement provides for a fixed price per kilogram of granular polysilicon supplied for each year over the 10.5-year period of the Agreement, and allows us to obtain the polysilicon from any SunEdison subsidiary.
On February 18, 2016, Sunedison announced it will be closing the currently-idled Pasadena facility. We believe polysilicon production at Pasadena has stopped and will not be restarted. Over the past several months, the Company has been working on several initiatives to improve contingency planning for polysilicon supply. These initiatives include:

•	Building significant polysilicon inventory from the Pasadena facility;

•	Negotiating backup supply agreements for polysilicon from additional suppliers at acceptable prices; and

•	Supporting the early stages of the production ramp at SMP, and starting customer qualifications.
We believe these improvements will be sufficient to meet all of our polysilicon requirements.

Competition
The market for semiconductor wafers is highly competitive. We compete globally and face competition from established manufacturers. Our major worldwide competitors are Shin-Etsu Handotai, SUMCO Corporation, Siltronic AG, and LG Siltron. The key competitive factors in the semiconductor wafer market are product quality, consistency, price, technical innovation, customer service, and product availability. We emphasize our technology and product innovation, customer service, and consistency in delivering high quality wafers that meet our customers' evolving requirements. Some of our competitors are larger than us, which may enable them to produce wafers at a lower per unit cost due to economies of scale, and have greater influence than us on market prices. We also believe certain of our competitors may experience competitive advantages in their home markets, where customers are willing to pay a premium for wafers from a domestic manufacturer. Furthermore, our larger competitors have a majority of their manufacturing operations in Japan and have benefited from the depreciation of the Japanese yen.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, and processes. We protect our intellectual property rights based on patents and trade secrets. We had 235 U.S. patents and 170 non-U.S. patents as of December 31, 2015. Additionally, as of December 31, 2015, we had 72 pending U.S. patent applications and approximately 145 pending non-U.S. patent applications. The number of patents granted to us and the number of patents we had pending as of December 31, 2015 were as follows:

	Number of Patents Granted	Number of Patents Pending
Polysilicon	19	27
Crystal	151	39
Wafering	135	54
EPI	73	15
SOI	27	82
Total	405	217
The table below sets forth the approximate number of our current U.S. and non-U.S. patents that are scheduled to expire in the referenced periods:

	Number of Patents Scheduled to Expire
During the Years Ended December 31,	U.S.	Non-U.S.
2016-2020	114	66
2021-2025	46	55
2026-2030	36	38
2031 and thereafter	39	11
Total	235	170
While we consider our patents to be valuable assets, we do not believe that the success of our business is dependent upon any single patent or group of related patents. In addition, we do not believe that the loss or expiration of any single patent or group of related patents would materially affect our overall operations.
Certain intellectual property assets, including patents, were transferred to us in connection with the Formation Transactions based on the subject matter of the assets, in particular, intellectual property assets in respect of processes, product, and apparatus that are used in to the production of semiconductor wafers. SunEdison retained intellectual property assets that are primarily related to the production of solar wafers. Other intellectual property is owned by either us or SunEdison based on the asset’s primary application in situations where the subject matter of particular intellectual property significantly overlaps between our business and SunEdison's business.
We entered into intellectual property licensing agreements with SunEdison in connection with the Formation Transactions, pursuant to which certain intellectual property used in both our business and that of SunEdison is subject to cross-licensing arrangements. See “Certain Relationships and Related Party Transactions-Intellectual Property Licensing Agreements,” below for a summary of the material terms of these agreements.
We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.

Environmental Matters
Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. In addition, we could be liable for violation of environmental laws or regulations or clean up costs at former facilities. We are not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us, our operations, or our current or former facilities.

Groundwater and/or soil contamination has been detected at our facility in St. Peters, Missouri and our former facility in Merano, Italy. We believe we are taking all necessary remedial steps at these two facilities and continue to monitor two other facilities previously remediated. We do not expect the costs of the ongoing monitoring at those sites to be material. In connection with our decision to indefinitely close the Merano, Italy polysilicon and chlorosilanes facilities, during 2013 we recorded an additional $3.4 million of environmental cleanup cost to reflect remediation activities that are expected to be required to be undertaken there. In December 2014, we closed on the sale of the Merano, Italy polysilicon facility and the related chlorosilanes facility. The buyer has assumed the environmental liabilities pertaining to the facilities that were sold. In August 2015, we made a decision to close our Ipoh, Malaysia facility, but do not expect to incur significant environment charges in relation to the Ipoh closure. We believe we have adequately accrued all estimated required expenses with respect to the Merano, Italy facilities as of December 31, 2015. However, actual future expenses could differ from our estimates. Additionally, if we decide to close any of our other facilities in the future, we could be subject to additional costs related to cleanup and/or remediation at that site in connection with closing the facility. Compliance with foreign, federal, state, and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our business, financial condition, or results of operations as of December 31, 2015, and we do not currently expect any known conditions to have a material impact on our business in the future.

Employees
We had approximately 4,400 employees as of December 31, 2015, nearly 1,400 of whom were unionized at our manufacturing facilities in: St. Peters, Missouri; Merano, Italy; Novara, Italy; Utsunomiya, Japan; and Cheonan, South Korea. Local law in various countries also requires our participation in works councils. We have not experienced any material work stoppages at any of our facilities due to labor union activities in recent years. We believe our relations with our employees are good.

Geographic Information
Information regarding our foreign and domestic operations is contained in Note 17, Notes to Consolidated Financial Statements, included in our 2015 Annual Report, which information is incorporated herein by reference.

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

Item 1A.    Risk Factors

RISK FACTORS

Risks Related to Our Business

We face intense competition in the industry in which we operate, including from competitors that have a greater market share than we do, and have cost advantages due to scale and the weakened Japanese yen, which could materially adversely affect our business, financial condition, and results of operations.

We face intense competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO Corporation, Siltronic AG, and LG Siltron. Some of our competitors have greater financial, technical, engineering, and manufacturing resources than we do, enabling them to develop products that currently, and may in the future, compete favorably against our products in terms of design, quality, and performance. Our larger competitors may also be able to produce wafers at a lower per unit cost due to economies of scale and have greater influence than we do on market prices. In addition, certain of our competitors may have a perceived advantage in the market with respect to the quality of their products. We expect that all of our competitors will continue to improve the design and performance of their products and introduce new products with competitive price and performance characteristics. Furthermore, our larger competitors have a majority of their manufacturing operations in Japan and are benefiting from the weakened Japanese yen, which could potentially depreciate further in the future. Our failure to compete effectively would have a material adverse effect on our business, financial condition, and results of operations.

Our business depends on conditions in the semiconductor device industry. When that industry experiences a cyclical downturn, our sales are likely to decrease and we could be forced to reduce our prices without being able to reduce costs, including fixed costs, all of which could materially adversely affect our business, financial condition, and results of operations.
Our business depends in large part upon the market demand for our customers’ semiconductor devices that are utilized in electronics applications. The semiconductor device industry is subject to cyclical and volatile fluctuations in supply and demand and has experienced significant downturns in the past. These downturns often occur in connection with declines in general economic conditions. If the current market softness continues, or the semiconductor device industry continues to experience frequent downturns, we will face pressure to reduce our prices, which may require us to further rationalize capacity and attempt to reduce our fixed costs. If we are unable to reduce our costs sufficiently to offset reductions in prices and sales volumes, our business, financial condition, and results of operations will be materially adversely affected.

Average selling prices for semiconductor wafers have been volatile and generally declining in recent years. If we are unable to reduce our manufacturing costs and operating expenses in response to decreased prices, we may not be able to compete effectively.
Average selling prices for semiconductor wafers have been volatile and generally declining in recent years. Additionally, consolidation within the semiconductor industry has increased the pricing power of our customers over time, resulting in downward pressure on wafer average selling prices. When average selling prices decline, our net sales and gross profit also decline unless we are able to reduce the cost to manufacture our products or sell more products. If we are not able to reduce our manufacturing costs and leverage our operating expenses sufficiently to offset any future price erosion, or if we are unable to offset price erosion by increasing our sales and expanding our market share, our business, financial condition, and results of operations could be materially and adversely affected.

Our dependence on a limited number of suppliers for polysilicon and other raw materials, equipment, and supplies could harm our production output and increase our costs, which could have a material adverse effect on our business, financial condition, and results of operations.
Our ability to meet our customers’ demand for our products depends upon obtaining adequate supplies of quality raw materials on a timely basis. We obtain several raw materials, equipment, and supplies from sole suppliers. Additionally, we have historically obtained our requirements for polysilicon primarily from SunEdison’s Pasadena, Texas facility. On June 23, 2015, SunEdison Semiconductor Limited and SunEdison, Inc. entered into a letter agreement regarding granular polysilicon supply matters (the “Agreement”). The Agreement provides for a long-term supply by SunEdison of the Company’s granular semiconductor grade polysilicon needs. The Agreement provides for a fixed price per kilogram of granular polysilicon supplied for each year over the 10.5-year period of the Agreement, and allows us to obtain the polysilicon from any SunEdison subsidiary, including polysilicon sourced from SMP.
On February 18, 2016, Sunedison announced it will be closing the currently-idled Pasadena facility. We believe polysilicon production at Pasadena has stopped and will not be restarted. Although the Company has been working on several initiatives to improve contingency planning for polysilicon supply, there can be no assurance that we will achieve complete independence from the supply constraints.
As our existing inventory continues to deplete, we will increasingly be required to use other suppliers, at least until SMP is qualified to manufacture electronics-grade granular polysilicon. This could result in manufacturing delays, increased raw materials cost, decreased manufacturing yields, and further investments in equipment. In addition, we are at risk that polysilicon suppliers not used by the Company, including SMP, may prove unable to become qualified as suppliers. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Occasionally we have experienced limited supplies of certain other raw materials, equipment, and supplies and may experience shortages in the future. A prolonged inability to obtain raw materials, equipment, or supplies, or increases in prices resulting from shortages of these materials, could have a material adverse effect on our business, financial condition, and results of operations.

We may never realize the expected benefits from our ownership in SMP, and the SMP facility may require additional capital investments.
As of December 31, 2015, we have a 30.02% ownership interest in SMP recorded at $121.6 million.
SMP was established to construct and operate a polysilicon manufacturing facility for the benefit of the joint venture partners of SMP. Construction of the SMP polysilicon manufacturing facility was recently completed. The facility is in the initial stages of polysilicon production, but has not reached full commercial capabilities at this time. We are, therefore, not yet purchasing polysilicon in bulk from the facility. Commencement of commercial operations at the facility could be delayed for a variety of reasons, including weather, natural disasters, labor shortages or strikes, or other factors beyond our control.
Furthermore, we may not realize all of the expected benefits of the SMP manufacturing facility and our investment in SMP for the following reasons, among other things:

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

•
general political and economic uncertainty could impact operations at the facility, as could multiple regulatory requirements that are subject to change, any future implementation of trade protection measures and import or export licensing requirements between the U.S. and South Korea, labor regulations or work stoppages, fluctuations in currency exchange rates, and compliance with U.S. regulations that apply to international operations, including trade laws and the U.S. Foreign Corrupt Practices Act,

•	we may be requested to make unexpected and substantial additional capital investments in SMP, and

•	operations at the facility may be disrupted by natural disasters, equipment failures, or environmental factors.
Any of these, or other actions or factors, could adversely affect our supply of polysilicon from SMP or our ability to otherwise realize any return on our investment in the joint venture, which could have a material adverse effect on our business, financial condition, and results of operations.

We are exploring and evaluating potential strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic alternative will result in additional value for our shareholders or that the process will not have an adverse impact on our business.

On February 18, 2016, we announced that our board of directors has authorized a process to explore possible strategic alternatives following receipt of unsolicited preliminary indications of interest in the Company. A strategic alternative may include, but is not limited to, a sale of our company, a merger with another party, a sale of some or all of our assets or another strategic transaction. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their ordinary shares or provide any guidance on the timing of such action, if any. We also cannot assure you that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current price of our ordinary shares. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, but not limited to, market conditions, industry trends, the interest of third parties in our business and the availability of financing to potential buyers on reasonable terms. We do not intend to comment regarding the evaluation of strategic alternatives until such time as the board of directors has determined the outcome of the process or otherwise has deemed that disclosure is appropriate or required by applicable law. As a consequence, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our ordinary shares and may make it more difficult for us to attract and retain qualified personnel and business partners.

If we fail to meet changing customer demands or achieve market acceptance and quality control for new products, we may lose customers and our sales could suffer.
The industry in which we operate changes rapidly. Changes in our customers’ requirements means that we must adapt to new and more demanding technologies, product specifications and sizes, as well as manufacturing processes. Our ability to remain competitive depends upon our ability to continue to differentiate our products based on size, flatness, reduced defects, crystal properties, and electrical characteristics, and develop technologically advanced products and processes. Although we expect to continue to make significant investments in R&D, we cannot ensure that we will be able to successfully introduce, market, and cost-effectively manufacture new products, or that we will be able to develop new or enhanced products and processes that satisfy our customers’ needs. If we are unable to adapt to changing customer demands, or if new products that we develop, such as SOI, do not achieve market acceptance, perform to customer’s specifications due to quality issues, or achieve profitability, our business, financial condition, and results of operations will be materially and adversely affected.

A significant reduction in, or loss of, purchases by any of our top customers could materially adversely affect our business, financial condition, and results of operations.
Three customers accounted for approximately 21%, 14%, and 11%, respectively, of our net sales to non-affiliates in 2015 and our top 10 customers accounted for approximately 71% of our net sales to non-affiliates in 2015. Sales to our customers are generally governed by purchase orders or, in certain cases, short-term agreements that include pricing terms and estimated quantity requirements. We do not generally have long-term agreements with our customers, and our customers are not obligated to purchase a minimum quantity of wafers from us. We are exposed to the risk of lower sales if our customers reduce their demand for our products as a result of cyclical fluctuations or competitive factors. Our business, financial condition, and results of operations could materially suffer if we experience a significant reduction in, or loss of, purchases by any of our top customers.

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

The cyclicality and volatility of the semiconductor industry make it difficult to predict future developments in the markets we serve, making it difficult to estimate future requirements for manufacturing capacity. We may experience a shortage of capacity and an increase in lead times for delivery of our products to our customers, or an inability to deliver the required number of products during periods of high demand for our products. When our manufacturing facilities are operating at high capacity, we may also experience disruptions, problems or inefficiencies in our manufacturing processes due to overutilization, potentially resulting in the loss of sales and damage to our relationships with customers. Additionally, increases in our manufacturing capacity based on anticipated growth in demand for our products may exceed demand requirements, leading to overcapacity and excessive fixed costs. Lower than expected demand for our products may also lead to excessive inventory, which could result in write-offs of inventory and losses on products. Past overcapacity for certain products or technologies and cost optimization have led us to close or shutter manufacturing facilities and, as a result, to incur impairment and restructuring charges and other related closure costs. For example, on July 30, 2015, the Board of Directors of the Company authorized the closure of our Ipoh, Malaysia facility, which produces 200mm semiconductor wafers. This action to consolidate our Ipoh operations includes the transitioning of 200mm wafering activities from our Ipoh facility to Novara, Italy and other operating facilities. Failure to effectively transition these wafering activities and future capacity imbalances could have a material adverse effect on our business, financial condition, or results of operations.

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
It typically takes three to six months for our customers to qualify one of our manufacturing facilities to produce a specific product, but it can take up to one year depending upon a customer’s requirements. While in many cases multiple sites are qualified for a particular product to allow flexibility, an interruption of operations or lack of available capacity at any of our manufacturing facilities could result in delays in, or cancellations of, shipments of products in the event only one facility is qualified to manufacture such products. A number of factors could cause interruptions or lack of capacity at a facility, including extreme weather conditions such as hurricanes, earthquakes, equipment and power failures, shortages of raw materials or supplies, and transportation complications. We have experienced interruptions of our manufacturing operations due to some of these events in the past and could have such interruptions again in the future. If we experience an interruption or lack of capacity at any of our manufacturing facilities for any reason, it could result in lost sales and damage to customer relationships, which could materially and adversely affect our business, financial condition, and results of operations.

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
Any future litigation to enforce patents issued to us, to protect trade secrets or know-how possessed by us, or to defend ourselves or indemnify others against claimed infringement of the rights of others, could have a material adverse effect on our business, financial condition, and results of operations. Occasionally, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation. Regardless of the validity or successful outcome of any future claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to pay substantial damages, seek licenses from others, or change or stop manufacturing or selling some of our products. Any of these outcomes could have a material adverse effect on our business, financial condition, and results of operations.

Occasionally, we may become involved in other litigation and regulatory proceedings, which could require significant attention from our management and result in significant expense to us and disruptions in our business.

Adding to litigation related to our intellectual property rights, we have in the past, and may in the future, be named as a defendant from time to time in other lawsuits and regulatory actions relating to our business, such as commercial contract claims, employment claims, and tax examinations, some of which may claim significant damages or cause us reputational harm. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceeding. An unfavorable outcome could have a material adverse impact on our business, financial condition, and results of operations, or limit our ability to engage in certain of our business activities. Additionally, regardless of the outcome of any litigation or regulatory proceeding, such proceedings are often expensive, time-consuming, disruptive to normal business operations, and require significant attention from our management.

SSL is incorporated outside of the U.S. and a substantial portion of our operations and sales are outside of the U.S. We are, therefore, subject to the risks of doing business internationally, including periodic economic downturns and political instability, which may adversely affect our sales and cost of doing business in those regions of the world.
Global economic downturns have affected our results of operations in the past and could affect our results of operations in the future. In addition, other factors relating to the operation of our business outside of the U.S. may have a material adverse effect on our business, financial condition, and results of operations in the future, including:

•	fluctuations in currency exchange rates,

•	the imposition of governmental controls or changes in government regulations, including tax regulations,

•	difficulties in enforcing our intellectual property rights,

•	export license requirements,

•	restrictions on the export of technology,

•	compliance with U.S. and Singapore laws, as well as applicable laws governing our international operations, including the Foreign Corrupt Practices Act and export control laws,

•	difficulties in achieving headcount reductions due to unionized labor and works councils,

•	restrictions on the transfer of funds and assets between jurisdictions,

•	geopolitical instability, and

•	trade restrictions, import/export duties, and changes in tariffs.
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

We may incur additional tax expense or become subject to additional tax exposure, which could adversely affect our business, financial condition, and results of operations.
We are subject to income taxes in Singapore, the United States, and several other foreign jurisdictions. Our tax liabilities are dependent upon the distribution of income among these different jurisdictions. Our provision for income taxes and related tax payments in the future could be adversely affected by numerous factors, including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws and regulations. We are also subject to the examination of our income tax returns by the tax authorities of every jurisdiction in which we operate. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the Company’s provision for income taxes and related tax payments.
Additionally, our subsidiary in Taiwan operates under a tax holiday, which lowers our effective income tax rate in that jurisdiction. This tax holiday requires us to meet certain minimum employment and investment criteria or thresholds in Taiwan. We cannot ensure that we will be able to continue to meet these criteria or thresholds, or realize any net tax benefits from this tax holiday in the future. If our tax holiday is terminated, our business, financial condition, and results of operations could be adversely affected.

We are subject to periodic fluctuations in currency exchange rates which could cause our financial results, which are reported in U.S. dollars, to vary significantly from period to period.

Net sales to non-affiliates generated from outside of the U.S., which represented approximately 84%, 85%, and 86% of our net sales to non-affiliates for the years ended December 31, 2015, 2014, and 2013 respectively, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Japanese yen, the new Taiwan dollar, South Korean won, euro, and Malaysian ringgit. Because the majority of our sales are denominated in the U.S. dollar, if one or more competitors sells to our customers in a different currency than the U.S. dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. In addition, a substantial portion of manufacturing and operating costs at our non-U.S. facilities are incurred in currencies other than the U.S. dollar, principally the Japanese yen, New Taiwan dollar, South Korean won, euro, and Malaysian ringgit. Unfavorable exchange rate fluctuations in any or all of these currencies may adversely affect the cost of our products and/or related operating expenses.
Our results of operations are also impacted by currency exchange rate fluctuations to the extent that we are unable to match net sales made in non-U.S. currencies with expenses incurred in the same currency. Where we have significantly more expenses than net sales generated in a non-U.S. currency, for example, our profit from operations in that location would be adversely affected in the event that the U.S. dollar depreciates against that currency. We have established transaction-based hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We recognized net currency exchange income totaling $7.2 million, $3.4 million, and $3.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. Currency exchange risks inherent in doing business outside the U.S. could have a material adverse effect on our business, financial condition, and results of operations.
Our financial statements are presented in U.S. dollars. As a result, we must translate the assets, liabilities, net sales, and expenses of a substantial portion of our non-U.S. operations into U.S. dollars at applicable exchange rates. Consequently, increases or decreases in the value of the U.S. dollar may affect the value of these items with respect to our non-U.S. dollar businesses in our financial statements, even if their value has not changed in their local currency. These translations could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities, and equity.

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

We have in the past, and may in the future, implement initiatives designed to rationalize our use of resources, optimize those resources for the most attractive market opportunities, and manage our production capacity to meet demand efficiently. We may fail to realize the full benefits of, and could incur significant costs relating to, any such initiatives, which could materially adversely affect our business, financial condition, and results of operations.
We have implemented several initiatives since 2011 designed to rationalize our use of resources, optimize those resources for the most attractive market opportunities, and manage our production capacity to meet demand efficiently. During the fourth quarter of 2011, SunEdison committed to a series of actions to reduce its global workforce, right-size its production capacity, and accelerate operating cost reductions (the "2011 Global Plan"). In connection with that plan, we reduced our workforce by approximately 11% and shuttered our Merano, Italy polysilicon facility. Primarily as a result of these actions, we incurred restructuring charges of $284.5 million and long-lived asset impairment charges of $234.7 million in 2011, $33.6 million of non-cash impairment charges in 2013, and $57.3 million of non-cash impairment charges in 2014.
On February 7, 2014, we commenced a plan to consolidate our crystal operations. The consolidation included transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in South Korea, Taiwan, and Italy. Restructuring charges of $3.9 million and long-lived asset impairment charges of $2.1 million were recorded for the year ended December 31, 2014 in connection with the plan to consolidate our crystal operations.
We initiated the termination of certain employees as part of a workforce restructuring plan on December 18, 2014. The plan was designed to realign our workforce, improve profitability, and support new growth opportunities. We recorded restructuring charges of $2.5 million for the year ended December 31, 2014 in connection with this workforce restructuring.

On July 30, 2015, the Board of Directors of the Company authorized the closure of our Ipoh, Malaysia facility, which produces 200mm semiconductor wafers. This action to consolidate our Ipoh operations includes the transitioning of 200mm wafering activities from our Ipoh facility to Novara, Italy and other operating facilities. The decision to close the Ipoh facility triggered an interim impairment analysis, resulting in the recording of $56.7 million of long-lived asset impairment charges. Restructuring charges relating to the 2015 Ipoh Plan were recorded in the amount of $3.1 million.
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
We have long-term annual lease obligations for certain facilities and minimum purchase requirements with certain suppliers of precursor raw materials, such as chemicals used in our production processes. We made payments of $44.9 million in the aggregate to fulfill minimum purchase and lease obligations in 2015. Our failure to satisfy required purchase and lease obligations, or our need to terminate any such contracts as a result of declining market demand or otherwise, could have a material adverse effect on our business, financial condition, and results of operations.

Restrictive covenants under our credit facilities may limit our current and future operations, and if we fail to comply with those covenants, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.
We entered into a $210.0 million senior secured term loan facility and a $50 million senior secured revolving credit facility in connection with the Formation Transactions, which was subsequently amended on December 29, 2015. In connection with the First Amendment, the Company made a $40 million prepayment of the outstanding principal of the senior secured term loan facility. Furthermore, the First Amendment reduced the lender's aggregate commitment under the senior secured revolving credit facility to $40 million. These facilities, as amended, contain certain restrictive covenants and conditions, including limitations on our ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness,

•	pay dividends on, or make distributions in respect of, capital stock, or make certain other restricted payments or investments,

•	enter into certain agreements that restrict distributions from restricted subsidiaries,

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries,

•	enter into transactions with affiliates,

•	create or incur liens,

•	merge, consolidate, or sell substantially all of our assets,

•	make acquisitions or other investments,

•	make certain payments on indebtedness,

•	make future investments in MKC,

•	settle historical trade balances, and

•	maintain future trade balances.
The Credit Facility also contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0. The Credit Facility also contains customary material adverse effects and cross-default clauses.

As a result of these covenants, we may be restricted in our ability to pursue new business opportunities or strategies or to respond quickly to changes in the semiconductor industry. A violation of any of these covenants, including our ability to meet the consolidated leverage ratio, would be deemed an event of default under our credit facilities. The loan commitments under our credit facilities would terminate and the loans and accrued interest then outstanding would be due and payable immediately upon the election of the lenders in such an event. A default may also result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. If our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient funds to repay such indebtedness or be able to obtain replacement financing on a timely basis or at all. These events would have a material adverse effect on our business, financial condition, and results of operations. We also may need to negotiate changes to the covenants in our credit agreements in the future if there are material changes in our business, operations, or financial condition, but we may not be able to do so on terms favorable to us or at all.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our debt agreements, which may not be successful.
Our ability to make scheduled payments on or to refinance our indebtedness, including the credit facilities we entered into in connection with the Formation Transactions and the MKC Financing, depends on our financial condition and operating performance, which are subject to economic and competitive conditions and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and be forced to reduce or delay investments and capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, the lenders under our credit facilities or other indebtedness could terminate their commitments to loan money, or foreclose against the assets securing such borrowings, and we could be forced into bankruptcy or liquidation, in each case, which would have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous environmental laws and regulations, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs, or otherwise adversely affect our business.
We are subject to a variety of U.S. federal, state, local, and non-U.S. laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal, and reporting of toxic, volatile, or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate, or become liable under environmental laws and regulations, or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines, civil or criminal sanctions, third party property damage, or personal injury claims.
Groundwater and/or soil contamination has been detected at our facility in St. Peters, Missouri and our former facility in Merano, Italy. We believe we are taking all necessary remedial steps at these two facilities and continue to monitor two other facilities previously remediated. We do not expect the costs of the ongoing monitoring at these sites to be material. In connection with our decision to indefinitely close the Merano, Italy polysilicon and chlorosilanes facilities, during 2013 we recorded an additional $3.4 million of environmental cleanup costs to reflect remediation activities that are expected to be required to be undertaken there. In December 2014, we closed on the sale of the Merano, Italy polysilicon facility and the related chlorosilanes facility. The buyer has assumed the environmental liabilities pertaining to the facilities that were sold. In August 2015, we made a decision to close our Ipoh, Malaysia facility, but do not expect to incur significant environment charges in relation to the Ipoh closure. We believe we have adequately accrued all estimated required expenses with respect to the Merano, Italy facilities as of December 31, 2015. However, actual future expenses could differ from our estimates. Additionally, if we decide to close other facilities in the future, we could be subject to additional costs related to cleanup and/or remediation. These additional costs could be material. Environmental issues relating to presently known or unknown matters could require additional investigation, assessment, or expenditures. Additionally, new laws and regulations, or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

Labor disruptions could materially and adversely affect our business, financial condition, and results of operations.

We had approximately 4,400 employees as of December 31, 2015, nearly 1,400 of whom were unionized at our manufacturing facilities in: St. Peters, Missouri; Merano, Italy; Novara, Italy; Utsunomiya, Japan; and Cheonan, South Korea. Local law in various countries also requires our participation in works councils. We may from time to time have negotiations with our union employees at our various facilities. While we have not experienced any material work stoppages at any of our facilities due to labor union activities in recent years, any stoppage or slowdown at any of these facilities could cause material interruptions in manufacturing, and we cannot be certain that alternate qualified capacity would be available on a timely basis or at all. As a result, labor disruptions at any of our facilities could materially and adversely affect our business, financial condition, and results of operations.

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
If any future acquisitions occur, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets, or finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of these assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances, or conditions, resulting from both internal and external factors, could have a significant impact on our fair value determination, which could then result in a material impairment charge, negatively affecting our results of operations.

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

Our historical combined financial statements may not be representative of the results we would have achieved as a stand-alone company prior to our IPO, and may not be a reliable indicator of our future results.
Our historical combined financial statements included elsewhere in this report were created from SunEdison’s financial statements using our historical results of operations and bases of assets and liabilities as a business segment of SunEdison. We made certain estimates, assumptions, and allocations in connection with the preparation of the historical combined financial statements, based on then-current facts, historical experience, and various other factors. While we believe that these estimates, assumptions, and allocations were reasonable under the circumstances, they are subject to significant uncertainties. This is primarily the result of the following factors:

•
our historical combined financial statements reflect expense allocations for certain support functions that were provided on a centralized basis within SunEdison, such as business technology, facilities, legal, finance, human resources, investor relations, business development, public affairs, and procurement, as well as allocations for certain manufacturing and supply costs incurred by manufacturing sites that were shared with other SunEdison business units that may be higher or lower than the comparable expenses we would have actually incurred as a stand-alone company,

•	our cost of debt and our capital structure are different from that reflected in our historical combined financial statements,

•
some increases to our cost structure have been or will be incurred as a result of being a stand-alone public company, including costs related to public company reporting, investor relations, and, when required, compliance with the Sarbanes-Oxley Act of 2002, and

•	our effective income tax rates as reflected in our historical financial information may not be indicative of our future effective income tax rate.
Accordingly, the historical financial information included elsewhere in this report may not necessarily reflect the financial condition, results of operations, or cash flows we would have achieved as a stand-alone company during the periods presented.

The agreements we entered into with SunEdison in connection with the Formation Transactions were not negotiated on an arm’s length basis and may include terms and provisions that are less favorable than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties.
We entered into a series of agreements with SunEdison (including certain of its subsidiaries) in connection with the Formation Transactions, relating to the contribution of all of the outstanding capital stock of SunEdison’s subsidiaries that own and operate its semiconductor materials business and all of the assets primarily related to its semiconductor materials business held by SunEdison or its subsidiaries, in exchange for ordinary shares, intercompany notes, and the assumption by us of certain liabilities related to the semiconductor materials business. Additionally, we entered into agreements that provide a framework for our ongoing relationship with SunEdison, including intellectual property licensing agreements, a transition services agreement, and a tax matters agreement. See “Certain Relationships and Related Party Transactions,” below. The terms of these agreements, including the prices paid for services provided by SunEdison to us or by us to SunEdison, the number of ordinary shares that were issued to SunEdison, and the consideration paid by us to SunEdison in connection with the Formation Transactions, were not determined by arm’s length negotiations. No independent third party appraisal of the semiconductor materials business of SunEdison was obtained on our behalf, nor did any independent third party determine that the pricing terms under the agreements with SunEdison were equivalent to the fair market value at that time. Accordingly, there can be no assurance that the terms and provisions of any of these agreements are as favorable to us as those that we could have obtained in arm’s length negotiations with unaffiliated third parties which are not controlling shareholders of our Company.

SunEdison’s rights as licensor under the intellectual property license agreements we entered into in connection with the Formation Transactions could limit our ability to develop and commercialize certain products if we fail to comply with our obligations under such agreements.
Under the intellectual property licensing agreements we entered into in connection with the Formation Transactions, SunEdison licenses to us certain of its retained intellectual property rights applicable to the manufacture of semiconductor wafers, including certain rights related to the continuous Czochralski silicon single crystal ground process ("CCZ") and diamond wire cutting. If we fail to comply with our obligations under this license agreement and SunEdison exercises its right to terminate it, our ability to continue to research, develop, and commercialize products incorporating that intellectual property will be limited. These termination rights may make it more difficult, time consuming, or expensive for us to develop and commercialize certain new products, or may result in our products being brought to market later than those of our competitors.
See “Certain Relationships and Related Party Transactions-Intellectual Property Licensing Agreements,” below for a summary of material terms of the intellectual property license agreements.

We are dependent on SunEdison to prosecute, maintain, and enforce certain intellectual property.
The intellectual property license agreements state that SunEdison is responsible for filing, prosecuting, and maintaining patents that SunEdison licenses to us. SunEdison also has the first right, and in some cases the sole right, to enforce such patents. Additionally, with respect to the patents that we license to SunEdison, SunEdison has the sole right to enforce the licensed patents if the enforcement relates to SunEdison’s solar energy business, subject to certain exceptions. If SunEdison is unable or fails to fulfill its obligations or chooses to not enforce the licensed patents under these agreements, we may not be able to prevent competitors from making, using, and selling competitive products.

The corporate opportunity provisions in our memorandum and articles of association could enable SunEdison to benefit from corporate opportunities that might otherwise be available to us, and SunEdison and its representatives will have the right to engage or invest in the same or similar businesses as us.
Our memorandum and articles of association provide that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any business opportunity in the solar energy field, including the manufacture of solar wafers, that may from time to time be presented to SunEdison or any of its officers, directors, agents, shareholders, members, partners, affiliates, and subsidiaries and that may be a business opportunity for SunEdison, even if the opportunity is one that we might reasonably have pursued, or had the ability or desire to pursue, if granted the opportunity to do so. Further, our memorandum and articles of association provide that no such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.
SunEdison has other investments and business activities, including in industries similar to the industry in which we operate. Neither SunEdison nor any of its representatives has any duty to refrain from engaging directly or indirectly in business activities or lines of business other than the growth, processing, and manufacture of semiconductor crystals for use as a substrate for semiconductor wafer production, the processing and manufacture of semiconductor wafers for the semiconductor industry, and similar uses solely within the semiconductor industry.

Risks Relating to Investments in Singapore Companies

We are subject to the laws of Singapore, which differ in certain material respects from the laws of the U.S.
Our corporate affairs are governed by our memorandum and articles of association and by the laws governing companies incorporated in Singapore. The rights of our shareholders and the responsibilities of the members of our board of directors under Singapore law are different from those applicable to a corporation incorporated in the U.S. Therefore, our public shareholders may have more difficulty in protecting their interest in respect of actions taken by us, our management, members of our board of directors, or our significant shareholders than they would as shareholders of a corporation incorporated in the U.S.
Being a Singapore-incorporated public company, we are required to comply with the laws of Singapore, certain of which are capable of extra-territorial application, as well as our memorandum and articles of association. Particularly, we are required to comply with certain provisions of the Securities and Futures Act of Singapore ("SFA"), which prohibit certain forms of market conduct and information disclosures, and impose criminal and civil penalties on corporations, directors, and officers in respect of any breach of such provisions. We are also subject to the Singapore Takeover Code, which specifies, among other things, certain circumstances in which a general offer is to be made upon a change in control of our Company, and further specifies the manner and price at which voluntary and mandatory general offers are to be made.

Enforcing judgments against us or certain of our directors and officers may be difficult.
We are a Singapore-incorporated company, and a majority of our assets are located outside of the U.S. Although we are incorporated outside the U.S., we have agreed to accept service of process in the U.S. through our agent designated for that purpose. Nevertheless, since a majority of the consolidated assets owned by us are located outside the U.S., any judgment obtained in the U.S. against us may not be collectible within the U.S. In addition, certain of our officers and directors are, or will be, resident outside the U.S. As a result, it may be difficult to effect service of process within the U.S. upon these persons.
It may also be difficult to enforce judgments obtained in the U.S. or in the Singapore, Malaysia, Taiwan, Japan, or South Korean courts based upon the civil liability provisions of the U.S. federal securities laws against us and our non-U.S. resident officers and directors. In addition, there is uncertainty as to whether these courts would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. It is also uncertain whether such courts would be competent to hear original actions brought against us or other persons predicated on the securities laws of the United State or any other state.

With respect to Singapore, there is no treaty between the U.S. and Singapore providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters and a final judgment for the payment of money rendered by any federal or state court in the U.S. based on civil liability, whether or not predicated solely upon the federal securities laws, would, therefore, not be automatically enforceable in Singapore. It is not clear whether a Singapore court may impose civil liability on us or our directors and officers who reside in Singapore in a suit brought in the Singapore courts against us or such persons with respect to a violation solely of the federal securities laws of the U.S. In addition, holders of book-entry interests in our shares will be required to be registered shareholders as reflected in our shareholder register in order to have standing to bring a shareholder action and, if successful, to enforce a foreign judgment against us, our directors or our executive officers in the Singapore courts. The administrative process of becoming a registered shareholder could result in delays prejudicial to any legal proceeding or enforcement action. In making a determination as to enforceability of a foreign judgment, the Singapore courts would have regard to whether the judgment was final and conclusive, given by a court of competent jurisdiction, and whether it is expressed to be for a fixed sum of money. In general, a foreign judgment would be enforceable in Singapore unless it was procured by fraud, or the proceedings in which such judgment was obtained were not conducted in accordance with principles of natural justice, or the enforcement thereof would be contrary to public policy. Accordingly, there can be no assurance that the Singapore courts would enforce against us, our directors, or our officers resident in Singapore judgments obtained in the U.S., which are predicated upon the civil liability provisions of the federal securities laws of the U.S.

Risks Related to Ownership of Our Ordinary Shares

The price of our ordinary shares may fluctuate substantially.
You should consider an investment in our ordinary shares to be risky, and you should invest in our ordinary shares only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our ordinary shares to fluctuate, in addition to the other risks mentioned in this section of the prospectus, are:

•	our announcements or our competitors' announcements regarding new products or services, enhancements, significant contracts, acquisitions, or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our ordinary shares;

•	failures to meet external expectations or management guidance;

•	our announcements regarding our exploration of strategic alternatives;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•
changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of ordinary shares by our shareholders, our incurrence of additional debt, or our failure to comply with the agreements governing our credit facilities;

•	reputational issues;

•	changes in general economic and market conditions in any of the regions in which we conduct our business;

•	changes in industry conditions or perceptions;

•	changes in applicable laws, rules, or regulations; and

•	announcements or actions taken by our major shareholders.
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

In the future, we may also issue our securities in connection with investments, convertible debt offerings, or acquisitions. The number of ordinary shares issued in connection with an investment, convertible debt offerings, or acquisition could constitute a material portion of our then-outstanding ordinary shares.

We are an “emerging growth company” and may elect to comply with reduced public company reporting requirements, which could make our ordinary shares less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act. We may choose to take advantage of exemptions from various public company reporting requirements for as long as we continue to be an emerging growth company. These exemptions include, but are not limited to, (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements, and registration statements, and (iii) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after the first sale of our equity securities pursuant to an effective registration statement under the Securities Act, which fifth anniversary will occur in 2019. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer”, our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we would cease to be an emerging growth company prior to the end of such five-year period. We have taken advantage of certain of the reduced disclosure obligations in this report regarding executive compensation and may elect to take advantage of other reduced disclosure burdens in future filings. A result of this is that the information that we provide may be different than that provided by other public reporting companies. We cannot predict if investors will find our ordinary shares less attractive as a result of our reliance on these exemptions. If some investors find our ordinary shares less attractive as a result of any choice we make to reduce disclosure, there may be a less active trading market for our ordinary shares and the price for our ordinary shares may be more volatile.
Emerging growth companies can delay adopting new or revised accounting standards, under the JOBS Act, until such time as those standards apply to private companies. We may avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As of December 31, 2015, all current accounting standards have been adopted.

We do not expect to pay any cash dividends for the foreseeable future.
We do not anticipate that we will pay any cash dividends on our ordinary shares for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon our financial condition, results of operations, contractual restrictions (including those under our credit facilities and any potential indebtedness we may incur in the future), restrictions imposed by applicable law, tax considerations, and other factors our board of directors deems relevant. Additionally, pursuant to Singapore law and our articles of association, no dividends may be paid except out of our profits. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends. Accordingly, if you purchase ordinary shares, realization of a gain on your investment will depend on the appreciation of the price of our ordinary shares, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our ordinary shares.

Certain provisions of the agreements we entered into with SunEdison in connection with the Formation Transactions may discourage a takeover of our company by a third party or reduce the consideration our shareholders would receive in a sale of our company, each of which could adversely affect the price at which our ordinary shares will trade.
In connection with our IPO, we entered into agreements that provide a framework for our ongoing relationship with SunEdison, including intellectual property licensing agreements, a transition services agreement, and a tax matters agreement. See “Certain Relationships and Related Party Transactions,” below. Each of these agreements provides that the agreement will automatically terminate upon a change in control of SSL. Under these agreements, a change of control is generally defined as (i) a person becoming the beneficial owner, directly or indirectly, of equity representing 50% or more of the total voting power of our outstanding equity, (ii) our merging or consolidating with another person whereby less than 50% of the total voting power of the surviving entity is represented by equity held, directly or indirectly, by our former equity holders, or (iii) our selling, transferring or exchanging all or substantially all of our assets to another person, unless more than 50% of the total voting power of the transferee receiving such assets is, directly, or indirectly, owned by our equity holders. Because these agreements are material to our business and operations, these provisions may discourage a takeover of our company by a third party. In addition, a potential acquiror which needed these agreements to continue in effect following its purchase could be required to negotiate new terms for these agreements with SunEdison. In either event, the result may reduce the consideration our shareholders would receive in a sale of us, which in turn could adversely affect the price at which our ordinary shares will trade.

The Singapore Takeover Code may impede a takeover of our Company by a third party, which could adversely affect the value of our ordinary shares.
The Singapore Takeover Code contains provisions that may delay, deter, or prevent a takeover or change in control of our Company for so long as we remain a public company with more than 50 shareholders and net tangible assets of 5 million Singapore dollars or more. Under the Singapore Takeover Code, any person acquiring, whether by a series of transactions over a period of time or not, either on his own or together with parties acting in concert with such person, 30% or more of our voting shares, or, if such person holds, either on his own or together with parties acting in concert with such person, between 30% and 50% (both inclusive) of our voting shares, and such person (or parties acting in concert with such person) acquires additional voting shares representing more than 1% of our voting shares in any six-month period, must, except with the consent of the Securities Industry Council in Singapore, extend a mandatory takeover offer for the remaining voting shares in accordance with the provisions of the Singapore Takeover Code. While the Singapore Takeover Code seeks to ensure fair and equal treatment of all shareholders in a takeover or merger situation, its provisions may discourage or prevent certain types of transactions involving an actual or threatened change of control of our company. These legal requirements may impede or delay a takeover of our Company by a third party, which could adversely affect the value of our ordinary shares. While public companies that are not listed on a Singapore exchange may apply to the Securities Industry Council in Singapore for a waiver with respect to compliance with the Singapore Takeover Code, such waivers can be difficult to obtain in a timely manner or at all.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts, but instead reflect our expectations, estimates, or projections concerning future results or events, including, without limitation, statements regarding our expectation that costs of monitoring groundwater and soil contamination will not be material and that known environmental conditions will not have a material impact on our business in the future; our belief that we have adequately accrued for all expected expenses regarding environmental liabilities; our belief that the ultimate outcome of our pending legal proceedings will not have a material adverse effect on our business, financial condition or results of operations; our anticipation that there will not be any adverse work stoppages that could materially affect our business; our expectation that we will not pay any cash dividends on our ordinary shares for the foreseeable future; our expectation that our primary sources of liquidity will be cash on hand, cash generated from operations, and borrowing under our senior secured revolving credit facility and other short-term borrowings; our belief that we will have the liquidity sufficient to fund our operations for at least the next 12 months; our belief that any repatriation tax effects would have minimal impacts on future cash flows; our belief that our accrued income tax liabilities are adequate in relation to the potential for additional tax assessments; our anticipation that ASU No. 2016-02 will have a material impact on our consolidated financial statements and related disclosures relating to our current operating leases and that ASU No. 2014-09, ASU 2015-05, and ASU 2015-16 will not have a material impact on our consolidated financial statements and related disclosures; our expectation that the closure of our Ipoh facility and related consolidation of our wafering activities will be largely complete by the end of 2016; our belief that the finalization of the examination by the IRS of SunEdison's U.S. operations for the 2011 and 2012 tax years will not result in any material adjustments to our tax positions; and our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of net deferred tax assets.
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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Properties
Our principal manufacturing and administrative facilities, including our executive offices, comprised approximately 2,791,000 square feet as of December 31, 2015. All of our facilities are owned, other than our Kuala Lumpur, Malaysia facility, which is leased. This lease expires in March 2018 and is extendable for one two-year period thereafter. We also own all of the real estate underlying our owned facilities, other than the real estate on which our Hsinchu, Taiwan facility is located, which is subject to a land lease. This lease was renewed in 2014 for 20 years. We also sublease from SunEdison an office in Singapore comprising approximately 3,000 square feet.
The table below sets forth the location and approximate square footage of each of our facilities.

Location	Approximate Square Footage
Hsinchu, Taiwan	558,000
Cheonan, South Korea	469,000
Ipoh, Malaysia	431,000
St. Peters, MO, USA	431,000
Novara, Italy	418,000
Utsunomiya, Japan	328,000
Merano, Italy (1)	98,000
Kuala Lumpur, Malaysia	55,000
Singapore	3,000

(1)	This represents the remaining crystal facility in Merano, Italy, and excludes the polysilicon facility and related chlorosilanes facility that were sold in December 2014.
We ceased all manufacturing at our St. Peters, Missouri facility in 2012, except for 150mm crystal growing and advanced SOI substrate manufacturing, in an effort to reduce manufacturing costs and shift manufacturing to locations closer to our customers. We commenced a plan to consolidate our semiconductor crystal operations on February 7, 2014. The consolidation included the transitioning of small diameter crystal activities from our St. Peters facility to our other crystal facilities in South Korea, Taiwan, and Italy. Our corporate headquarters, SOI manufacturing, and certain R&D activities are expected to continue at our St. Peters facility. We commenced a plan to consolidate our wafering manufacturing footprint on July 30, 2015 by announcing the closure of our Ipoh operations by the end of 2016 and the transitioning of Ipoh's 200mm wafering activities from our Ipoh facility to Novara, Italy and other operating facilities.
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

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth in Note 18 ("Unaudited Quarterly Financial Information") in our 2015 Annual Report and under "Shareholders' Information" in our 2015 Annual Report, which information is incorporated herein by reference. The market price per share for our ordinary shares is $7.01 as of March 4, 2016 and we have two shareholders of record of our securities as of such date. We have not paid any dividends on our ordinary shares. Our senior secured credit facilities prevent the payment of dividends on our ordinary shares without the prior consent of the lenders. See the discussion in our "Management's Discussion and Analysis of Liquidity and Capital Resources." Singapore law and our articles of association state no dividends may be paid except out of our profits.
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
There has been no material change in the planned use of proceeds from the offering as described in the Rule 424(b)(4) prospectus filed with the SEC on May 23, 2014. We used approximately $9.6 million of the net proceeds received from the offering to repay existing third party indebtedness owed to a bank by our Japanese subsidiary and an immaterial amount of the proceeds to repay intercompany notes issued to SunEdison, Inc. in connection with the asset transfers which were part of the Formation Transactions. All of the remaining net proceeds have now been used for working capital and general corporate purposes.

Item 6.        Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" in our 2015 Annual Report, which information is incorporated herein by reference.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The information required by this item is set forth under "Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report, which information is incorporated herein by reference.

Item 8.        Financial Statements and Supplementary Data

The information required by this item is set forth under "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Consolidated Statement of Comprehensive Loss", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm", and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report, all of which are incorporated herein by reference.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

The information required by this item is set forth under "Controls and Procedures - Evaluation of Disclosure Controls and Procedures", "Management's Report on Internal Control over Financial Reporting", and "Internal Control Over Financial Reporting" in our 2015 Annual Report, which information is incorporated herein by reference. This Annual Report does not include an attestation report of the Company’s registered public accounting firm because of our status as an emerging growth company.

Item 9B.    Other Information

Resignation of Director
By letter dated March 4, 2016, Randy Furr delivered notice to the Board of Directors of his resignation as a member of the Company’s Board of Directors, effective immediately. His resignation did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Approval of 2016 Annual Incentive Plan
On March 3, 2016, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of the Company approved the Company’s 2016 Annual Incentive Plan (the “2016 AIP”), in which senior management participates, including each of our “Named Executive Officers”, comprised of our principal executive officer, Dr. Shaker Sadasivam and our two other most highly compensated executive officers for 2015, Messrs. Jeffrey Hall and John Kauffmann.
The 2016 AIP has two main components: a company performance component based upon target adjusted EBITDA and a personal goal component. The 2016 AIP has “threshold,” “target” and “maximum” payouts based on the achievement of a combination of company performance metrics and personal goal metrics, except for the Dr. Sadasivam, for whom payout is based solely on the Company performance component. Messrs. Hall and Kauffmann will earn bonus payout based 75% on the Company performance metric and 25% on personal goals. Achievement of less than 90% of the Company performance metrics will result in a 0% payout for personal goals.
The “threshold” level of performance for a particular performance goal represents the lowest level of performance for which any bonus would be earned on that performance goal. The “maximum” level of performance represents the level for which the maximum bonus would be earned for that particular goal, and the “target” represents the target level of performance. Our Compensation Committee approved the following “threshold,” “target” and “maximum” levels for each of our Named Executive Officers (with target, threshold and maximum represented as a percentage of base salary):

Performance as % of Target	Payout as % of Target
120% or more	200%
100%	100%
90% or less	0%

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth information regarding our directors and executive officers as of December 31, 2015. Each of our directors holds office for a one-year term, expiring at our annual shareholders’ meeting. There are no family relationships between any of our executive officers and directors.

Name	Age	Position / Title
Shaker Sadasivam	56	President, Chief Executive Officer, and Director
Jeffrey L. Hall	49	Executive Vice President Finance & Administration and Chief Financial Officer
John A. Kauffmann	59	Senior Vice President Global Sales
William J. Dunnigan	58	Senior Vice President and General Manager
Antonio R. Alvarez	59	Director, Chairman of the Board of Directors
Gideon Argov	59	Director
Michael F. Bartholomeusz	47	Director
Jeffrey A. Beck	52	Director
Justine F. Lien	53	Director
Abdul Jabbar Bin Karam din	46	Director
Ages shown above are as of March 1, 2016. The following is a brief description of the business experience of each of the persons listed above.
Dr. Shaker Sadasivam has served as our President and Chief Executive Officer and a director since December 2013 and as SunEdison’s (formerly MEMC Electronic Materials Inc.) Executive Vice President and President-Semiconductor Materials since 2009 and Senior Vice President, Research and Development from 2002 to 2009. Prior to that time, Dr. Sadasivam served in various positions for SunEdison, including as President of MEMC Japan Ltd., SunEdison’s Japanese subsidiary, from April 2002 to June 2002, as Director, Worldwide Operations Technology from 2000 to 2002, as Director, Technology for MEMC Korea Company, SunEdison’s South Korean subsidiary, from 1999 to 2000, and in positions in the manufacturing technology group from 1997 to 1999. Dr. Sadasivam also serves on the board of directors of II-VI Inc. (NASDAQ: IIVI), a global leader in engineered materials and optoelectronic components. Dr. Sadasivam brings to our board of directors extensive experience working in our business, including as the President of our business under SunEdison as well as strategic leadership skills and operational knowledge.
Jeffrey L. Hall has served as our Executive Vice President Finance & Administration and Chief Financial Officer since December 2013. Prior to joining our company, Mr. Hall served as the Executive Vice President and Chief Financial Officer for Express Scripts Holding Company from 2008 to 2013. Prior to joining Express Scripts, Mr. Hall was with KLA-Tencor Corporation since 2000 in various leadership positions with increasing roles and responsibilities, including serving as Senior Vice President and Chief Financial Officer from 2006 to 2008. Prior to joining KLA-Tencor, Mr. Hall held various financial leadership roles in the resort and global telecommunications industries.
John A. Kauffmann has served as our Senior Vice President Global Sales since October 2014. Prior to that time, Mr. Kauffmann held various Vice President positions with us and with SunEdison, encompassing Business Development as well as Sales in Europe, North America, and Singapore and served as a Senior Vice President for Worldwide Sales, Customer Service and Marketing of SunEdison from 2004 through 2010. Previously, Mr. Kauffmann held various leadership positions in sales, marketing, and operations since joining SunEdison in 1980.
William J. Dunnigan has served as our Senior Vice President and General Manager since May 2014 and served as SunEdison’s Vice President and General Manager since July 2013. Mr. Dunnigan joined SunEdison in 2010 as Vice President Supply Chain, Semiconductor Materials, a position he held until 2013. Previously, Mr. Dunnigan served as Senior Vice President, Wafer Fabrication of Cypress Semiconductor from 2006 to 2009. Mr. Dunnigan started his career at Motorola/Freescale Semiconductor, where he worked for 26 years in a variety of roles until 2005, including process engineering, manufacturing and operations management, Corporate Vice President, Wafer Manufacturing and Vice President and General Manager of the Computing Platform Division.

Antonio R. Alvarez has served as one of our directors since May 2014. Mr. Alvarez served as the Chief Operating Officer of Aptina Imaging, an imaging technology company, from 2012 to August 2014 when he retired. Prior to joining Aptina Imaging, Mr. Alvarez served as Chief Operating Officer of Advanced Analogic Technologies from October 2010 to 2012 and Chief Executive Officer of Leadis Technology from November 2005 to September 2009. Mr. Alvarez also served as Senior Vice-President of the Memory Products Division as well as Research & Development at Cypress Semiconductor prior to 2005. Mr. Alvarez also serves on the board of directors of SunEdison, Inc. (NYSE: SUNE) and ChipMOS Technologies (Bermuda) Ltd. (Nasdaq: IMOS), a leading independent provider of semiconductor testing and assembly services to customers in Taiwan, Japan and the U.S. Mr. Alvarez brings to our board of directors extensive leadership and operations experience as a senior executive of several technology companies, as well as deep insights into the industry in which we operate from serving on the board of directors of a public company operating in the semiconductor industry.
Gideon Argov has served as one of our directors since May 2014. Mr. Argov is an Advisory Director to Berkshire Partners, a position he has held since May 2013. Mr. Argov served as Chief Executive Officer of Entegris, a global provider of materials and components to the semiconductor and electronics industries from 2004 to 2012 and as a Managing Director of Parthenon Capital from 2001 to 2004. Previously, he served for nine years as Chairman and Chief Executive Officer of Kollmorgen, a factory automation and electro-optical systems provider. Mr. Argov served for four years as a combat officer and Company Commander in the armored corps of the Israel Defense Forces. Mr. Argov is also a director of J.M. Huber Corporation and Servotronix, and a member of the Council on Foreign Relations and the International Council of the Belfer Center at the John F. Kennedy School of Government. Additionally, Mr. Argov is involved in numerous non-profit organizations including Beth Israel Deaconess Medical Center in Boston and the Inter-Disciplinary Center (IDC) in Herzliya, Israel, where he founded the Shlomo Argov Fellows Program for public sector leadership. Mr. Argov brings to our board of directors significant leadership experience as the former chief executive officer of two companies, including one that operates in the semiconductor industry, and financial expertise as a managing partner or advisor to leading private investment firms.
Michael F. Bartholomeusz has served as one of our directors since May 2014. Dr. Bartholomeusz is the Chief Executive Officer and a member of the Board of Directors of HZO Inc., a privately held thin film nanotechnology company, positions he has held since July 2013. Prior to joining HZO Inc., Dr. Bartholomeusz served as Managing Partner of Apex Management Partners, a firm providing advisory services in the fields of technology, business development and strategic transactions, from 2007 to June 2013, and as Chief Executive Officer and member of the Board of Directors of AQT Solar, a privately held producer of thin-film solar products, from 2008 to December 2012. Previously, Dr. Bartholomeusz spent 11 years in various positions at WC Heraeus, GmbH, a company with holdings in the electronics, medical, and materials industries, most recently as Executive Vice President and Division Manager. Dr. Bartholomeusz also serves on the board of directors of Banyan Energy Inc., a privately held solar energy company. He previously served on the board of directors of Inner Mongolia Electrolyte Metals and Powders Co., a privately held Chinese company, and on the boards of directors of subsidiaries of Heraeus in Japan and Singapore. Dr. Bartholomeusz brings to our board of directors extensive leadership experience as a senior executive of several technology-based companies, as well as global experience in regions and countries outside the U.S. including Europe, Japan, Singapore, Taiwan, India and China through his work with Heraeus and Inner Mongolia Electrolyte Metals and Powders.
Jeffrey A. Beck has served as one of our directors since May 2014. Mr. Beck is the President and CEO of Astrodyne TDI, a privately held developer and manufacturer of power conversion solutions. Prior to joining Astrodyne in 2015, Mr. Beck served as President and CEO of Presstek, LLC, a private equity-owned leader in the digital global offset printing industry from May 2014. Prior to joining Presstek, LLC, Mr. Beck served as Chief Operating Officer of iRobot Corporation, a leading provider of robots to the consumer and defense and security markets, from April 2012 to December 2013, and as President of its Home Robot Division from March 2009 to March 2012. Prior to joining iRobot, Mr. Beck was with AMETEK Corporation, a manufacturer of electronic instruments and electromechanical devices, from 2004 to 2009, most recently as Senior Vice President and General Manager, Aerospace and Defense. From 1999 to 2004, Mr. Beck held management positions at two divisions of Danaher Corporation. Mr. Beck began his career at Emerson Electric Corporation, holding various engineering and sales positions from 1989 to 1999. Mr. Beck currently serves on the board of directors of Fiber Optic Components, a privately held company. Mr. Beck’s qualifications to serve on our board include extensive leadership and operational experience from his senior management positions at technology-based companies.

Justine F. Lien has served as one of our directors since May 2014. Ms. Lien has served on the board of directors and as chair of the audit committee and a member of the nominating and corporate governance committees of Avago Technologies Limited (Nasdaq: AVGO) since 2008. Previously, Ms. Lien served as the Chief Financial Officer, Vice President of Finance, Treasurer and Secretary of Integrated Circuit Systems, Inc., from 1999 to 2005 when ICS merged with Integrated Device Technologies, Inc., following which Ms. Lien retired. She joined ICS in 1993 holding titles including Director of Finance and Administration and Assistant Treasurer. Ms. Lien served as a director of Techwell, Inc. from 2006 until 2010, where she also served as the chairperson of the audit committee. Ms. Lien holds a B.A. degree in accounting from Immaculata College and an M.T. degree in taxation from Villanova University, and is a certified management accountant. Ms. Lien’s qualifications to serve on our board include her career in senior financial management positions with, and on the board of directors of, semiconductor companies, and her education and training as an accounting professional.
Abdul Jabbar Bin Karam Din has served as one of our directors since May 2014. Mr. Jabbar is the head of the corporate and transactional practice, and an executive committee partner at Rajah & Tann Singapore LLP, a Singapore law firm. Prior to assuming those roles in March of 2014, Mr. Jabbar was an equity partner of Rajah & Tann Singapore LLP from 2008 to March 2014. Mr. Jabbar currently serves as a director for R&T Corporate Services Pte Ltd, a privately held company, and as a member of the Singapore Academy of Law and the Law Society of Singapore. Mr. Jabbar’s qualifications to serve on our board include his extensive knowledge of Singapore law from his 20-year career practicing corporate and transactional law, as well as his legal experience in other regions in which we operate, including South East Asia.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the forms furnished to the Company or written representations of certain persons, each director, officer and beneficial owner of 10% of the outstanding shares of the Company timely filed all required reports under Section 16(a) of the Securities Exchange Act of 1934 for fiscal 2015.

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

Audit Committee Financial Expert
We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934. The Audit Committee of our Board of Directors consists of Ms. Lien and Messrs. Alvarez and Beck. We believe each member of the Audit Committee qualifies as an independent director according to the rules and regulations of the SEC and the NASDAQ Global Select Market with respect to audit committee membership. Our Board of Directors has determined that Ms. Lien qualifies as an “audit committee financial expert”, as such term is defined in Item 401(h) of Regulation S-K.

Item 11.        Executive Compensation

The following section provides compensation information pursuant to the scaled disclosure rules applicable to "emerging growth companies" under the rules of the SEC.

Overview
Our “Named Executive Officers” for 2015, which consist of our principal executive officer and the two other most highly compensated executive officers, are:

•	Shaker Sadasivam, our President and Chief Executive Officer;

•	Jeffrey L. Hall, our Executive Vice President Finance & Administration and Chief Financial Officer; and

•	John A. Kauffmann, our Senior Vice President of Global Sales

Our Compensation Committee is responsible for determining the appropriate compensation plans and programs for our executives. The Compensation Committee reviews and evaluates our executive compensation plans and programs to ensure they are aligned with our compensation philosophy. The compensation plans and arrangements for our executives generally consist of an annual base salary, an annual cash incentive component, a long-term incentive (equity awards) component, and a health and retirement benefits component. A summary of the plans and arrangements that our Compensation Committee has adopted is set forth below. We expect that our Compensation Committee will further refine its objectives and philosophy with regard to the compensation we will pay our executives, with the goal of attracting and retaining skilled executives to implement our business plans and strategies.
Prior to the consummation of our IPO, we operated as a business segment of SunEdison. As a result, SunEdison determined the compensation of our employees, including our Named Executive Officers for all periods prior to the IPO. Unless otherwise stated, the compensation tables and other information set forth below for all periods prior to our IPO reflect amounts paid or payable or awards granted to our Named Executive Officers by SunEdison under SunEdison’s compensation plans and programs. Following our IPO, our Named Executive Officers have received compensation and benefits under our compensation programs and plans, except that certain benefits continue to be provided to our employees, including our Named Executive Officers, by SunEdison pursuant to a transition services agreement. See “Certain Relationships and Related Party Transactions-Transition Services Agreement,” below.

Summary Compensation Table
The following table presents summary information regarding the total compensation paid to, earned by, and awarded to each of our Named Executive Officers.

Name and principal position	Year	Salary (1)		Stock awards (2)	Option awards (2)	Non-equity incentive plan compensation (3)	All other compensation (4)	Total
Shaker Sadasivam	2015	$600,000	(5)	$711,550	$1,334,993	$—	$14,014	$(2,339,443)
President and Chief Executive Officer	2014	516,410	(5)	1,572,239	2,038,158	—	15,337	(857,856)

Jeffrey L. Hall	2015	400,000		311,313	584,061	—	15,900	1,311,274
Executive Vice President Finance & Administration and Chief Financial Officer	2014	400,000		1,108,021	1,437,804	—	9,508	2,955,333

John A. Kauffmann	2015	310,000	(6)	166,869	313,058	—	16,430	(5,193,643)
Senior Vice President of Global Sales	2014	281,615	(6)	278,103	359,061	—	16,052	(5,065,169)

(1)
Amounts shown include cash compensation earned and received, as well as cash compensation earned but deferred at the election of the executive officer under the SunEdison Semiconductor Retirement Savings Plan and, previously, SunEdison’s MEMC Retirement Savings Plan.

(2)
The dollar amounts shown for stock awards ("Restricted Stock Units", or "RSUs") represent the aggregate grant date fair value and are, if applicable, based upon the highest probable outcome of the performance-based conditions in accordance with FASB ASC Topic 718, excluding the effect of forfeitures related to service-based conditions. These amounts do not reflect whether our Named Executive Officers have actually realized or will realize a financial benefit from the awards. All 2015 option awards reflected in the table are non-qualified share options granted by us under our equity plan, which options are exercisable for our ordinary shares. The dollar amounts shown for option awards represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, excluding the effect of forfeitures related to service-based conditions. For a discussion of valuation assumptions, see Note 6 to the audited combined financial statements included elsewhere in this Form 10-K.

(3)
See “2015 Annual Incentive Plan” below for a description of our short-term incentive plan. At its meeting in February 2016, the Compensation Committee determined that the necessary level of company performance metrics for 2015 under the plan had not been achieved and, as a result, none of the Named Executive Officers will receive a cash incentive payment for 2015.

(4)	Amounts shown for 2015 represent contributions by us to the SunEdison Semiconductor Retirement Savings Plan.

(5)	Dr. Sadasivam's annual base salary was increased from $437,100 to $600,000 upon consummation of our IPO in May 2014 in connection with his appointment as our President and Chief Executive Officer.

(6)	Mr. Kauffmann's annual base salary was increased from $209,000 to $310,000 in October 2014 upon his promotion to Senior Vice President of Global Sales.

Annual Base Salary

The 2015 base salaries for our Named Executive Officers were:

Named Executive Officer	Base Salary
Shaker Sadasivam	$600,000
Jeffrey L. Hall	400,000
John A. Kauffmann	310,000

2015 Annual Incentive Plan
Our 2015 AIP has two main components: a company performance component and a personal goal component. The 2015 AIP has “threshold,” “target” and “maximum” payouts based on the achievement of a combination of company performance metrics and personal goal metrics, except for Dr. Sadasivam, for whom payout is based solely on the Company performance component. Messrs. Hall and Kauffmann will earn bonus payout based 75% on the Company performance metric and 25% on personal goals. Achievement of less than 70% of the Company performance metrics will result in a 0% payout for personal goals. The Company performance metric is based upon the level of adjusted EBITDA achieved. The “threshold” level of performance for a particular performance goal represents the lowest level of performance for which any bonus would be earned on that performance goal. The “maximum” level of performance represents the level for which the maximum bonus would be earned for that particular goal, and the “target” represents the target level of performance. Our Compensation Committee approved the following “threshold,” “target” and “maximum” levels for each of our Named Executive Officers (with target, threshold and maximum represented as a percentage of base salary):

Performance as % of Target	Payout as % of Target
120% or more	200%
100%	100%
80% or less	—%
At its meeting in February 2016, the Compensation Committee determined that the necessary level of company performance metrics for 2015 had not been achieved and, as a result, none of the Named Executive Officers will be paid an incentive bonus for 2015.

Outstanding SunEdison Equity Awards at Fiscal Year End

The following table summarizes, for each of our Named Executive Officers who hold SunEdison equity awards, the number of shares of SunEdison restricted stock and the number of shares of common stock of SunEdison underlying outstanding stock options held as of December 31, 2015. Approximately 25% of all of unvested outstanding grants were replaced in January 2015 with stock options and RSUs, as applicable, of SunEdison Semiconductor under the 2014 Plan. See “Exchange of Outstanding SunEdison Equity Awards” below.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price	Option Expiration Date (1)	Grant Date of Stock Awards	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)
Shaker Sadasivam	9,150	—		—		$25.66	1/25/2016		—		$—
	9,300	—		—		29.73	7/25/2016		—		—
	15,000	—		—		45.70	1/24/2017		—		—
	20,000	—		—		58.31	7/24/2017		—		—
	20,000	—		—		69.84	1/23/2018		—		—
	—	46,875	(3)	—		3.45	4/25/2022		—		—
	—	—		112,500	(5)	9.58	7/18/2023		—		—

John Kauffmann	—	1,875	(4)	—		3.45	4/25/2022	4/25/2012	938	(6)	4,774
	—	1,875	(3)	—		9.58	7/18/2023	7/18/2013	938	(7)	4,774

(1)	Except as otherwise indicated, the grant date of all stock option awards is ten years prior to the expiration date.

(2)	Based on SunEdison's closing stock price on December 31, 2015 of $5.09.

(3)	The stock options vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(4)	The stock options vest in increments of 50% on the third and fourth anniversaries of the grant date.

(5)
The stock options will be earned upon the achievement of SunEdison adjusted EBITDA targets. On February 5, 2015, the SunEdison Compensation Committee determined that the adjusted EBITDA target had been met; 112,500 options may be exercised for SunEdison common stock beginning on February 5, 2016.

(6)	The RSUs vest in increments of 50% on the third and fourth anniversaries of the grant date.

(7)	The RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

Outstanding SunEdison Semiconductor Equity Awards at Fiscal Year End

The following table summarizes, for each of our Named Executive Officers, the number of SunEdison Semiconductor RSUs and the number of ordinary shares of SunEdison Semiconductor underlying outstanding stock options held as of December 31, 2015.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date		Grant Date of Stock Award	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (1)
Shaker Sadisvam	16,048	—		—	$11.11	4/27/2021	(2)	5/28/2014	—		$—	96,154	(4)	$753,847
	16,356	16,357	(5)	—	3.30	4/25/2022	(2)	6/13/2014	13,898	(6)	108,960	—		—
	17,447	—		—	1.68	7/24/2022	(2)	6/11/2015	35,000	(6)	274,400	—		—
	21,460	—		—	3.12	9/18/2022	(2)
	—	39,255	(7)	—	9.15	7/18/2023	(2)
	96,153	288,462	(8)	—	13.00	5/28/2024	(3)
	18,529	55,588	(8)	—	17.39	6/13/2024	(3)
	—	205,700	(8)	—	20.33	6/11/2025	(3)

Jeffrey L. Hall	115,384	115,385	(9)	—	13.00	5/28/2024	(3)	5/28/2014	—		—	57,692	(4)	452,305
	20,587	61,766	(8)	—	17.39	6/13/2024	(3)	6/13/2014	15,442	(6)	121,065	—		—
	—	89,994	(8)	—	20.33	6/11/2025	(3)	6/11/2015	15,313	(6)	120,054	—		—

John Kauffmann	837	—		—	11.11	4/27/2021	(2)	10/27/2014	12,022	(6)	94,252	—		—
	654	655	(5)	—	3.30	4/25/2022	(2)	1/20/2015	327	(10)	2,564	—		—
	2,966	—		—	1.68	7/24/2022	(2)	1/20/2015	328	(11)	2,572	—		—
	3,664	—		—	3.12	9/18/2022	(2)	6/11/2015	8,208	(6)	64,351	—		—
	327	654	(12)	—	9.15	7/18/2023	(2)
	16,029	48,089	(8)	—	17.35	10/27/2024	(3)
	—	48,237	(8)	—	20.33	6/11/2025	(3)

(1)	Based on SunEdison Semiconductor’s closing stock price on December 31, 2015 of $7.84.

(2)
The stock options were issued on January 20, 2015 by SunEdison Semiconductor in connection with an exchange of a portion of Dr. Sadasivam and Mr. Kauffmann’s outstanding SunEdison option awards. See “Long-Term Incentive (Equity Awards) - Exchange of Outstanding SunEdison Equity Awards” below.

(3)	The grant date of these stock options is ten years prior to the expiration date.

(4)
The RSUs vest in full, following review and approval by our Compensation Committee, if our consolidated EBITDA for any of the years ending December 31, 2015 through December 31, 2018, is $200 million or greater.

(5)	The unvested options vest in full on April 25, 2016.

(6)	The RSUs vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(7)	The unvested options vest in full on February 19, 2016.

(8)	The stock options vest in increments of 25% over four years commencing on the first anniversary of the grant date.

(9)	The unvested options vest as follows: 57,692 options vest on December 2, 2016 and 57,693 options vest on December 2, 2017.

(10)
The RSUs were issued on January 20, 2015 by SunEdison Semiconductor in connection with an exchange of a portion of Mr. Kauffmann's outstanding SunEdison RSUs. See “Long-Term Incentive (Equity Awards) - Exchange of Outstanding SunEdison Equity Awards” below. The unvested RSUs vest in full on April 25, 2016.

(11)
The RSUs were issued on January 20, 2015 by SunEdison Semiconductor in connection with an exchange of a portion of Mr. Kauffmann's outstanding SunEdison RSUs. See “Long-Term Incentive (Equity Awards) - Exchange of Outstanding SunEdison Equity Awards” below. The unvested RSUs vest as follows: 164 options vest on each of July 18, 2016 and July 18, 2017.

(12)	The unvested options vest as follows: 327 options vest on each of July 18, 2016 and July 18, 2017.

Pension Plan
Dr. Sadasivam is a participant in our defined pension plan, which was amended in January 2002 to freeze the accrued benefit for him and other employees who did not meet certain age and service criteria. As of December 31, 2015, Dr. Sadasivam had 8.3 years of credited service under the plan, and the present value of his accumulated benefits was $112,595.

Employment and Post-Termination Arrangements

General
Messrs. Hall and Dunnigan are "at will" employees. Dr. Sadasivam is employed under a contract with us, described below under “Employment Agreement”.
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
Under our severance policy, two of our Named Executive Officers, Messrs. Hall and Kauffmann, would receive six months’ salary continuation and continuation of healthcare benefits if such executives were terminated (other than for cause). Dr. Sadasivam’s severance benefits are described below under “Employment Agreement-Severance Payments”. The salary continuation would be paid bi-weekly in accordance with our regular payroll practices for such periods. Receipt of these payments is conditioned on the executive agreeing to execute a standard general release and waiver and to abide by his employee confidentiality and non-compete agreement, which provides for a two-year non-compete and two-year non-solicitation (of our employees and customers) period.

Employment Agreement
We have entered into a formalized agreement with Dr. Sadasivam, which covers the terms of his employment and severance benefits as follows:

•
Term; Termination. The employment agreement provides that Dr. Sadasivam has a four-year employment term, which commenced immediately following the completion of our IPO. The employment term will automatically renew for additional one year terms unless either party provides the other party with a notice of termination at least 60 days prior to the end of the term or renewal term. The employment term can also be terminated due to death or disability (as defined in the employment agreement), or by us or Dr. Sadasivam for any reason.

•
Salary and Bonus. The employment agreement provides for an annual base salary of $600,000, which will be reviewed annually by our board of directors and may be adjusted upwards in the board's sole discretion. Dr. Sadasivam is eligible to receive an annual bonus targeted at 100% of Dr. Sadasivam’s annual base salary with the potential for awards up to 200% of Dr. Sadasivam’s annual base salary, payable pursuant to the terms of the annual incentive plan approved by our board of directors.

•
Severance Payments. If Dr. Sadasivam’s employment is terminated (i) by us without “Cause” (as defined in the employment agreement) or (ii) by Dr. Sadasivam for “Good Reason” (as defined in the employment agreement), subject to his execution of a general release and separation agreement, Dr. Sadasivam will be entitled to severance payments in an amount equal to two times his annual base salary, payable in equal installments over a period of twenty-four months, the pro rata portion of his annual bonus earned through the termination date based on our actual performance for the year in which termination occurs and, if such termination occurs within two years after the effective date of the employment agreement, the immediate vesting of any unvested stock options or RSUs granted in connection with the IPO.

•	Confidentiality Covenant. The employment agreement prohibits Dr. Sadasivam from disclosing our confidential information during his employment and at any time thereafter.

Severance Plan
In July 2015, the Compensation Committee of the Board of Directors adopted and approved the Company’s Severance Plan (the “Severance Plan”) effective August 1, 2015 for full-time employees of the Company and of its affiliates that have adopted the Severance Plan, including the Company’s executive officers, other than Dr. Sadasivam, the Company’s President and CEO, whose severance benefits are set forth in his employment agreement.
The Severance Plan provides for the payment of benefits to eligible employees in the event of a termination of employment with the Company without cause, as defined in the Severance Plan. Notwithstanding, if the employee participates in the CIC Severance Plan (see below) and the employee's employment is terminated during a “Protection Period” as defined in the CIC Severance Plan, then the CIC Severance Plan will control and the employee will not be eligible to receive benefits under the Severance Plan.
In the event of a Qualifying Termination (as defined in the Severance Plan) and subject to the employee’s execution of a general release of liability against the Company, the Severance Plan provides the following benefits to the participating executive officers:

•
Salary continuation for the greater of (i) six months and (ii) the number of weeks equal to the number of the employee’s full years of service as of the date of the Qualifying Termination (the “Continuation Period”); and

•
For the Continuation Period, COBRA continuation coverage with employee contributions capped at the amount that the employee would be required to contribute for such health coverage if the employee were to continue as an active employee of the Company.

Change in Control Severance Plan
In July 2015, our Compensation Committee adopted and approved the Company’s Change in Control Severance Plan (the “CIC Severance Plan”) effective August 1, 2015 for employees of the Company and its affiliates at the level of Director or above, including the Company’s executive officers.
The CIC Severance Plan provides for the payment of severance and other benefits to eligible employees in the event of a termination of employment with the Company without cause or for good reason, each as defined in the CIC Severance Plan (each, a “Qualifying Termination”) following a change in control as defined in the CIC Severance Plan. In the event of a Qualifying Termination and subject to the employee’s execution of a general release of liability against the Company, the CIC Severance Plan provides the following payments and benefits to the executive officers:

•
A lump sum payment equal to the sum of (i) the employee’s base salary and target bonus for the then-current performance period, multiplied by two, in the case of the President and Chief Executive Officer, and multiplied by one, in the case of the other executive officers, and (ii) a pro-rata portion of the employee’s target bonus, based on the number days elapsed in the performance period prior to the Qualifying Termination (the “Lump Sum Payment”); and

•
For a period equal to 18 months, in the case of the President and CEO, and 12 months, in the case of the other executive officers, COBRA continuation coverage with employee contributions capped at the amount that the employee would be required to contribute for such health coverage if the employee were to continue as an active employee of the Company.

Notwithstanding, in the event that the following amount is greater than the Lump Sum Payment, the employee shall receive the following amount in a lump sum in lieu of the Lump Sum Payment: the product of: (i) the number of the employee’s continuous full years of service with the Company as of the date of the employee’s Qualifying Termination, and (ii) one fifty-second (1/52nd) of the employee’s base salary as of the date of the employee’s Qualifying Termination.

The CIC Severance Plan does not provide for a gross-up payment to any of the executive officers, or any other eligible employee, to offset any excise taxes that may be imposed on excess parachute payments under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"). Instead, if the value of the severance benefits, when combined with other payments triggered by a change in control under Section 280G of the Code, exceeds the employee’s applicable Section 280G threshold, and a cutback of those payments to the applicable Section 280G threshold would result in a greater after-tax benefit to the employee, then the total payments are cut back to the extent required to avoid incurring penalties under Sections 280G/4999.

Long-Term Incentive (Equity Awards)
Our Named Executive Officers and other key executives receive annual grants of stock options and restricted stock units pursuant to the 2014 Plan in order to align the long-term interests of management with those of our shareholders and incent our executives to manage our business to meet our long-term business goals and create sustainable long-term shareholder value. The terms and amounts of any grants are determined by our Compensation Committee in accordance with the terms of the 2014 Plan. See “SunEdison Semiconductor Limited 2014 Incentive Plans”.

2015 Annual Grants
In June 2015, our Compensation Committee awarded: (i) a total of 868,323 stock options to our employees, including a total of 343,931 options awarded to our Named Executive Officers, and (ii) a total of 552,015 RSUs to our employees, including a total of 58,521 RSUs awarded to our Named Executive Officers. With respect to the option awards, our Compensation Committee awarded 205,700 options to Dr. Sadasivam, 89,994 options to Mr. Hall and 48,237 options to Mr. Kauffmann. The options have an exercise price of $20.33 per share and vest in increments of 25% over four years commencing on the first anniversary of the date of grant. With respect to the RSU awards, our Compensation Committee awarded 35,000 RSUs to Dr. Sadasivam, 15,442 RSUs to Mr. Hall and 8,208 RSUs to Mr. Kauffmann. The RSUs vest in increments of 25% over four years commencing on the first anniversary of the date of grant.

Exchange of Outstanding SunEdison Equity Awards
In January 2015, an offering of our ordinary shares by selling shareholders was closed. In connection with such offering, SunEdison ceased to own 50% or more of our outstanding ordinary shares. As a result, effective as of the closing, our employees would have been deemed to have had a termination of employment from SunEdison under its various equity incentive plans and all outstanding equity awards with respect to SunEdison stock held by our employees would have been forfeited (in the case of unvested awards) or would have expired within three months (in the case of vested options) without compensation in accordance with the terms of such plans. In order to minimize the adverse impact of these plans’ provisions on our employees, to provide for a fair continuation of the compensation previously granted, and to ensure that our employees remain incented and committed to the mission and performance of our objectives, we and SunEdison agreed, effective as of the closing, to replace 25% of the equity-based compensation awards relating to SunEdison stock that were unvested and held by our employees (including our non-U.S. employees, subject to applicable local laws) with adjusted stock options and restricted stock units, as applicable, for our ordinary shares, each of which generally preserved the value of the original awards. Each of the replacement awards was issued pursuant to the 2014 Plan. The remaining 75% of each of these unvested awards and all vested awards will continue to be held as stock options and restricted stock units, as applicable, for SunEdison common stock. These continuing options and restricted stock units will continue to vest in accordance with their terms, with employment by us to be deemed employment by SunEdison. The options may be exercised, when vested, by our employees in accordance with the terms of the original grant. Vesting terms for any awards relating to our ordinary shares that are substituted for awards originally granted with respect to SunEdison stock generally will remain substantially similar as provided under the original awards, subject to certain adjustments to reflect employment with us.
In connection with the foregoing, we issued options to purchase an aggregate of 442,791 ordinary shares with a weighted-average exercise price of $5.19 per share (including 126,923 and 9,757 options issued to Dr. Sadasivam and Mr. Kauffman, respectively) and an aggregate of 170,115 RSUs (including 1,276 RSUs issued to Mr. Kauffmann), in each case based on applicable SunEdison equity awards outstanding, and our and SunEdison’s share prices as of, the offering closing date of January 20, 2015.

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
Shares Subject to the 2014 Incentive Plans. The maximum aggregate number of shares that may be issued under the 2014 Plan is 10,000,000 ordinary shares, provided that no more than 10,000,000 ordinary shares may be reserved for incentive stock options, while the maximum number of shares that may be issued under the 2014 Director Plan is 1,000,000 ordinary shares. These limitations shall not apply to any dividends paid in cash in connection with outstanding awards, to any stock option or other awards that are granted through the settlement, assumption, or substitution of outstanding awards previously granted or through obligations to grant future awards as a result of a merger, consolidation, or acquisition of the employing company with or by us or to the shares underlying any award that is to be settled in cash. To the extent any stock option or other stock award granted under either 2014 Incentive Plan is forfeited, cancelled, terminated, expires, or lapses without having been exercised, or paid in full, the shares subject to such awards will become available for future grant or sale under the applicable 2014 Incentive Plan. However, any shares not issued or delivered as a result of the net settlement of an outstanding stock appreciation right or stock option, shares used to pay the exercise price or withholding taxes related to an outstanding stock appreciation right or stock option, or shares repurchased on the open market with the proceeds of a stock option exercise price will not be available for issuance under the 2014 Incentive Plans. At December 31, 2015, 4,867,236 ordinary shares and 852,250 ordinary shares remained available for issuance under the 2014 Plan and the 2014 Director Plan, respectively.
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

Director Compensation
Shown below is information concerning the compensation for service as a director for each member of our Board of Directors for the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (5)	Total
Antonio R. Alvarez	$109,375	$149,350	$258,725
Gideon Argov	62,500	149,350	211,850
Michael F. Bartholomeusz	55,000	149,350	204,350
Jeffrey A. Beck	57,500	149,350	206,850
Abdul Jabbar Bin Karam Din	50,000	—	50,000
Justine F. Lien	70,000	149,350	219,350
Shaker Sadasivam (3)	—	—	—
Brian Wuebbels (3) (4)	—	—	—

(1)	Our independent directors receive the following fees for their service on our board of directors and its committees (which fees are prorated for the portion of the year that such director served):

•	$50,000 annual board of directors cash retainer;

•	$50,000 additional cash retainer for the chairman of the board of directors;

•	$20,000 additional cash retainer for the chairman of the Audit Committee and $7,500 additional cash retainer for each member of the Audit Committee; and

•	$12,500 additional cash retainer for the chairman of the Compensation Committee and $5,000 additional cash retainer for each member of the Compensation Committee.
For Mr. Alvarez, our non-employee director who is also a director of SunEdison, the fees that he received from us for serving as a chair or member of our board and any committee of our board of directors were reduced by 50% so long as SunEdison owned more than 50% of our ordinary shares. Upon the closing of the secondary offering by SunEdison of our ordinary shares on January 20, 2015, SunEdison no longer owned more than 50% of our ordinary shares and, accordingly, Mr. Alvarez’s fees were no longer reduced after that date.

(2)	The dollar amounts shown for share awards represent the aggregate grant date fair value in accordance with FASB ASC Topic 718, excluding the effect of forfeitures related to service-based conditions.
Under our director compensation program, our independent directors other than Mr. Jabbar are awarded RSUs for ordinary shares on an annual basis (as of the date of the annual shareholder meeting each year) in connection with their board service. Each year, RSUs are to be awarded in an amount such that the number of underlying ordinary shares has a total value of $150,000 on the date the award is granted (rounded to the nearest 100 ordinary shares), which vest on the first anniversary of the grant date. In accordance with this program, our independent directors, other than Mr. Jabbar, were each awarded 10,300 RSUs on July 29, 2015, the date of our annual general shareholder meeting, which vest in full on July 29, 2016.
For newly elected or appointed independent directors that become directors on a date other than the date of the annual general meeting of shareholders, such directors would receive RSUs for a pro rata portion of the $150,000 total value.
In accordance with our director compensation policy, our non-independent directors, Dr. Sadasivam and Mr. Wuebbels (who resigned as a director in April 2015), do not receive RSU awards, nor does Mr. Jabbar, who is a partner at Rajah & Tann, our Singapore law firm.

(3)
Directors who are employees of us or SunEdison - namely, Dr. Sadasivam, who is our President and CEO, and Mr. Wuebbels, who is an employee of SunEdison and was one of our directors until his resignation in April 2015 - receive no additional compensation for serving on our board.

(4)	Mr. Wuebbels resigned from our board effective April 27, 2015.

(5)
At December 31, 2015, each of Mr. Argov, Mr. Bartholomeusz, Mr. Beck, and Ms. Lien held 19,675 unvested RSUs. The unvested RSUs held by such directors vest as follows: 13,425 RSUs vest on July 29, 2016 and 3,125 RSUs vest on each of July 29, 2017 and 2018. At December 31, 2015, Mr. Alvarez held 14,988 unvested RSUs. Mr. Alvarez’s unvested RSUs vest as follows: 11,862 RSUs vest on July 29, 2016, and 1,563 RSUs vest on each of July 29, 2017 and 2018. No other director held any outstanding stock or option awards as of December 31, 2015.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership of Principal Stockholders of the Company
The following table sets forth certain information regarding beneficial ownership of our ordinary shares as of February 15, 2016 for each person known by the Company to beneficially own more than 5% of our outstanding ordinary shares. Except as indicated in footnotes to this table, the Company believes that the stockholders in this table have sole voting and dispositive power with respect to all ordinary shares shown to be beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percentage of Class
The Baupost Group, L.L.C., SAK Corporation, and Seth A. Klaman 10 St. James Avenue, Suite 1700, Boston, MA 02116	8,372,979	(1)	19.95%
Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP 280 Congress Street, Boston, MA 02210	5,857,569	(2)	13.96%
Coltrane Asset Management, L.P., Coltrane Asset Management Holdings, Ltd., Coltrane Master Fund, L.P., Coltrane GP, LLC, and Mandeep Manku 250 West 55th Street, 16th Floor, New York, NY 10019	2,429,610	(3)	5.79%
Alliance Bernstein L.P. 1345 Avenue of the Americas, New York, NY 01015	2,133,930	(4)	5.08%

(1)
This information is based solely on a Schedule 13G filed jointly by The Baupost Group, L.L.C., SAK Corporation and Seth A. Klaman with the SEC on February 15, 2016. According to such Schedule 13G, each member of the filing group has shared voting and dispositive power with respect to all of the shares.

(2)
This information is based solely on a Schedule 13G filed jointly by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP, and Wellington Management Company LLP with the SEC on February 11, 2016. According to such Schedule 13G, each of Wellington Management Group LLP, Wellington Group Holdings LLP and Wellington Investment Advisors Holdings LLP beneficially owns all of the shares, has sole voting or dispositive power with respect to none of the shares, has shared voting power with respect to 4,669,366 of the shares and has shared dispositive power with respect to all of the shares. According to such Schedule 13G, Wellington Management Company LLP beneficially owns 5,082,646 of the shares, has sole voting or dispositive power with respect to none of the shares, has shared voting power with respect to 4,278,815 of the shares and has shared dispositive power with respect to all of the shares it beneficially owns.

(3)
This information is based solely on a Schedule 13G filed by Coltrane Asset Management, L.P., Coltrane Asset Management Holdings, Ltd., Coltrane Master Fund, L.P., Coltrane GP, LLC, and Mandeep Manku with the SEC on February 5, 2016. According to such Schedule 13G, each member of the filing group has sole voting and dispositive power with respect to all of the shares.

(4)
This information is based solely on a Schedule 13G filed by AllianceBernstein L.P. with the SEC on February 16, 2016. According to such Schedule 13G, AllianceBernstein L.P. has sole voting with respect to 2,025,572 shares and sole dispositive power with respect to all of the shares.

Beneficial Ownership of Ordinary Shares by Directors and Management
The following table sets the number of our ordinary shares beneficially owned as of February 15, 2016 by each Named Executive Officer, each of our directors, and all of our executive officers and directors as a group.

Beneficial ownership for the purposes of the following table is determined in accordance with the rules and regulations of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof, or has the right to acquire such powers within 60 days. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of February 15, 2016 are deemed to be outstanding and beneficially owned by the person holding the options. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each shareholder identified in the table possesses sole voting and investment power over all ordinary shares shown as beneficially owned by the shareholder.

Name	Shares Beneficially Owned		Percentage of Class
Shaker Sadasivam	328,778	(1)	*
Jeffrey L. Hall	171,872		*
John A. Kauffmann	53,990		*
Antonio R. Alvarez	20,950		*
Gideon Argov	31,700		*
Michael F. Bartholomeusz	19,675		*
Jeffrey A. Beck	31,700		*
Justine F. Lien	27,251		*
Abdul Jabbar Bin Karam Din	—		—%
Randy Furr	11,200	(2)	*
Directors and executive officers as a group (11 persons)	755,887		1.8%

*	Represents holdings of less than 1%

(1)	Includes 39,255 options that will become exercisable within 60 days of February 15, 2016.

(2)
Mr. Furr was granted 11,200 RSUs upon his appointment to our Board of Directors on January 1, 2016. Mr. Furr resigned from our Board of Directors on March 4, 2016, on which date these awards were cancelled.

Equity Compensation Plans
The following table provides information about the Company's ordinary shares that may be issued upon exercise of options, warrants, and rights under the Company's equity compensation plans as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Equity compensation plans approved by security holders	4,747,571	$15.83	5,719,486
	ordinary shares (3)		ordinary shares (4)
Equity compensation plans not approved by security holders	0 ordinary shares	—	—
Total	4,747,571	$15.83	5,719,486
	ordinary shares		ordinary shares

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends, and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	Includes 1,814,957 ordinary shares that may be issued upon vesting of restricted stock units.

(4)	These shares are issuable under the 2014 Incentive Plans.

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

Transactions with SunEdison, Inc.
We and SunEdison have entered into certain agreements that effected the separation of our business from SunEdison and provide a framework for our ongoing relationship with SunEdison. We entered into some of these agreements at a time when we were a wholly-owned subsidiary of SunEdison. Accordingly, some of the terms and provisions of these agreements may be less favorable to us than terms and provisions we could have obtained in arm’s length negotiations with unaffiliated third parties. See the captions “Risks Related to Our Relationship with SunEdison and the Samsung Purchasers" and "Risks Related to Ownership of Our Ordinary Shares" in Part I, Item 1A, "Risk Factors", in this Annual Report on Form 10-K .
The following is a summary of certain material terms of such agreements with SunEdison. The written agreements summarized below are listed as exhibits to this Form 10-K, and the summaries of these agreements set forth the terms of the agreements that we believe are material. These summaries are qualified in their entirety by reference to the full text of such agreements.
In addition to our written agreements with SunEdison, our other transactions with SunEdison in 2015, which are described below, included the following: we purchased polysilicon, our principal raw material, from SunEdison and sold certain intermediate products, primarily scrap materials, to SunEdison on a purchase order basis.
As of and after the closing of the secondary offering on July 1, 2015, in which SunEdison sold all of its shares in the Company, transactions with SunEdison are no longer considered related party transactions.

Transition Services
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
The payments that we make to SunEdison pursuant to the transition services agreement are not necessarily indicative of, and it is not practical for us to estimate, the level of expenses we might incur in procuring these services from alternative sources. In 2015, SunEdison paid aggregate fees to us for the services covered by the transition services agreement of approximately $4.2 million, and we paid SunEdison aggregate fees for the services covered by the transition services agreement of approximately $0.1 million.
Under the transition services agreement, each party is obligated to maintain the confidentiality of confidential information of the other party for a period of 10 years following the termination of the transition services agreement.

Polysilicon Purchases
During 2015, we purchased our requirements for polysilicon, the principal raw material used in our manufacturing process, primarily from SunEdison. Through June 2015, these purchases were made on a purchase order basis. On June 23, 2015, the Company and SunEdison entered into a letter agreement regarding granular polysilicon supply matters (the “Agreement”). The Agreement provides for a long-term supply by SunEdison of the Company’s granular semiconductor grade polysilicon needs. The Agreement provides for a fixed price per kilogram of the granular polysilicon for each year over the 10.5-year period of the Agreement. The total amount of our polysilicon purchases from SunEdison in 2015 was approximately $58.7 million.

Intermediate Product Sales

We sell certain intermediate products, such as polysilicon, trichlorosilane gas, ingots, and scrap wafers, to SunEdison on a purchase order basis. During 2015, our sales of intermediate products to SunEdison totaled approximately $0.8 million.

Manufacturing, Laboratory and Office Space Lease
In February 2015, we entered into a Manufacturing, Laboratory and Office Space Lease (the “Lease”) with SunEdison for the lease by us to SunEdison of manufacturing, laboratory and related office space located at our facility in St. Peters, Missouri. The total leased area, including building space and outside land, is approximately 216,765 sq. ft. The Lease calls for specified rent payments applicable to each of eight different portions of the premises. The monthly rent for the portions ranges from $642 to $96,667 depending on the area and use of the portion that is leased. The Lease has a term of two years, provided that the Lease may be terminated for certain portions of the leased premises prior to the expiration of the two-year term. In September 2015, we received notice from SunEdison that it was terminating the Lease as of December 31, 2015 for certain portions of the leased premises. During 2015, SunEdison’s payments to us under the Lease totaled approximately $1.8 million.

Amounts Due To and From SunEdison
As a result of the above-described transactions with SunEdison, at December 31, 2015, we owed SunEdison approximately $4.7 million and SunEdison owed us approximately $0.3 million.

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

Intellectual Property Licensing Agreements
Under the intellectual property agreements we entered into in connection with the Formation Transactions, SunEdison has licensed to us certain of its retained intellectual property rights applicable to manufacturing semiconductor wafers, including certain rights related to CCZ and diamond wire cutting, but excluding Fluidized Bed Reactor ("FBR") and high-pressure FBR. These agreements are described below.

Patent and Technology Cross-License Agreement
In connection with the completion of our IPO, we entered into a patent and technology cross-license agreement with SunEdison. Under the agreement, we agreed to license to SunEdison substantially all of our patents, patent applications, software, trade secrets, know-how, and other intellectual property that have application in SunEdison’s solar energy business, and SunEdison licensed to us substantially all of its patents, patent applications, software, trade secrets, know-how, and other intellectual property that have application in our semiconductor wafer business. The licensed intellectual property includes intellectual property within the applicable field of use that each party owns, or has a right to grant an exclusive license under, during the period from the closing of our IPO until the earlier of (i) the fifth anniversary of the closing of our IPO and (ii) a change in control of such party involving a competitor of the other party, provided that our field of use is limited to the semiconductor industry and the production of semiconductor wafers. The intellectual property licensed by SunEdison to us under the agreement excludes all intellectual property related to CCZ, diamond coated wire, FBR and high-pressure FBR, with such arrangements to be set forth in separate agreements as described below.
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
Under the agreement, SunEdison licensed to us, and certain of our subsidiaries in the U.S. and Italy, its U.S. and non-U.S. patents and patent applications and its technology (including discoveries, conceptions, ideas, improvements, enhancements, and inventions and data) relating to CCZ silicon crystal growth and diamond coated wire technology, provided that our use of such licensed intellectual property is limited to the semiconductor industry and the production of semiconductor wafers. The agreement prohibits us from using the licensed intellectual property for the manufacture of polysilicon, the manufacture of materials used in the solar photovoltaic industry, or for balance of system hardware or software used in solar systems. Additionally, the agreement prohibits SunEdison from licensing the applicable intellectual property to any third party for use in the production of semiconductor wafers and similar uses in the semiconductor industry.
The licenses granted under the agreement are non-exclusive, perpetual, non-transferable (except in limited circumstances), and royalty-free licenses within the territories of the U.S. and Italy. We generally are prohibited from granting sub-licenses of the intellectual property licensed to us under the agreement without the prior written consent of SunEdison, provided such consent may not to be unreasonably withheld, conditioned, or delayed. However, we do not need prior written consent to grant sublicenses to certain of our vendors for purposes of the commercialization of the licensed intellectual property so long as such vendors have been used or otherwise approved by SunEdison, and, in the case of a sublicense granted in territories other than the U.S. and Italy, such sublicense is made at least one year after the effective date of the agreement. Unless otherwise agreed to by SunEdison in its sole discretion, SunEdison exclusively owns all improvements and other intellectual property developed by us with respect to the intellectual property licensed under the agreement. Any such improvements will be included within the licensed intellectual property and subject to the license described above. We are obligated to share with SunEdison on a monthly basis all of our research and development, test results, and performance data relating to our use of CCZ and diamond coated wire.
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
We have agreed in the agreement to indemnify SunEdison and its affiliates and their respective employees, officers, and directors for any liabilities or damages suffered by them arising out of (i) our use of the licensed intellectual property and (ii) any use, sale, or other disposition by us of products made by utilizing such licensed intellectual property.

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

Tax Matters Agreement
We entered into a tax matters agreement with SunEdison immediately prior to our IPO that governs the parties’ respective rights, responsibilities, and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes. In general, under the agreement:

•
We are responsible for, and shall be entitled to any refund in respect of: (i) any non-U.S. taxes (including any related interest, penalties, or audit adjustments) imposed on us and our subsidiaries for all periods, whether before or following the completion of our IPO (including, with respect to such non-U.S. taxes for a period before the completion of our IPO and any audit adjustments made following the completion of our IPO), and (ii) any U.S. federal, state, and local taxes (including any related interest, penalties, or audit adjustments) imposed on us and our subsidiaries for all periods following the completion of our IPO. SunEdison is responsible for, and shall be entitled to any refund in respect of any U.S. federal, state, and local taxes (including any related interest, penalties, or audit adjustments) imposed on us and our subsidiaries for all periods preceding the completion of our IPO (including any audit adjustments with respect to such taxes as are made following the completion of our IPO). We also are responsible for any liability owed to any governmental entity as a result of our failure, following the completion of our IPO, to satisfy any terms and conditions imposed on us under any tax incentive arrangement entered into by and among us, SunEdison, and such government entity.

•
SunEdison is also responsible for, and shall be entitled to any refund in respect of: (i) any U.S. federal, state, and local taxes (including any related interest, penalties, or audit adjustments) for all periods preceding the completion of our IPO (including any audit adjustments with respect to such taxes as are made following the completion of our IPO); (ii) any U.S. federal, state, and local taxes (including any related interest and penalties or audit adjustments) imposed on SunEdison and its subsidiaries (excluding us and our subsidiaries) for all periods following the completion of our IPO; and (iii) any non-U.S. taxes (including any related interest, penalties, or audit adjustments) imposed on SunEdison and its subsidiaries (excluding us and our subsidiaries), whether for a period before or following the completion of our IPO (including, with respect to such non-U.S. taxes for a period before the completion of our IPO, any audit adjustments made following the completion of our IPO). SunEdison is also responsible for any liability owed to any governmental entity as a result of its failure, following the completion of IPO, to satisfy any terms and conditions imposed on it under any tax incentive arrangement entered into by and among us, SunEdison, and, such government entity.

•
SunEdison, in good faith consultation with us, is responsible for determining the allocation of tax attributes, including net operating losses and unused non-U.S. tax credits, between SunEdison and its subsidiaries, on the one hand, and us and our subsidiaries on the other.

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

Transactions with Samsung Electronics and Samsung Fine Chemicals

In connection with our IPO, Samsung Electronics and Samsung Fine Chemicals purchased 2,425,578 and 7,200,000, respectively, of our ordinary shares in separate private placements, or 5.8% and 17.3%, respectively, of our outstanding shares. Samsung Electronics is one of our customers and was our joint venture partner in MKC, which owns and operates a wafer manufacturing facility in South Korea. Samsung Fine Chemicals is a joint venture partner, along with SunEdison, of ours in the SMP joint venture in South Korea. As consideration for the issuance of the ordinary shares, (i) Samsung Electronics transferred to us its 20% interest in MKC, and (ii) Samsung Fine Chemicals made an aggregate cash investment in us of $93.6 million. The sale of those shares was not registered under the Securities Act.
We agreed to indemnify the Samsung Purchasers for breaches of our representations, warranties, and covenants contained in the applicable share purchase agreements. In each of the purchase agreements, our indemnification obligation is subject to a cushion equal to 1% of the value of the shares issued under the purchase agreement, in which case we would only be liable for losses in excess of such amount, and a cap equal to 5% of the value of the shares issued under the purchase agreement. However, for breaches of certain fundamental representations, the cap is equal to 100% of the value of the shares issued under the purchase agreement. The value of the shares was determined by multiplying the number of shares issued to the applicable Samsung Purchaser by the initial public offering price in our IPO of $13.00 per share.
As of and after the closing of the secondary offering on July 1, 2015, in which each of Samsung Electronics and Samsung Fine Chemicals sold all of their shares in the Company, transactions with Samsung Electronics and Samsung Fine Chemicals are no longer considered related party transactions.

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
We must seek approval from Samsung Electronics prior to making any changes to the silicon wafers being supplied pursuant to the agreement that would affect their operation, interchangeability, appearance, life cycle, or engineering quality approvals. We agreed to provide certain warranties with respect to our products, including that the product supplied by us will not infringe or misappropriate any third party intellectual property, and that such products will be free of any defects in design, material, and workmanship and will conform to the specifications for such products. In the event an epidemic failure occurs following any order acceptance, in addition to the standard warranty remedies Samsung Electronics has under the agreement, Samsung Electronics may return all products in the same manufacturing lot that is subject to the epidemic failure, and, at Samsung Electronics’ discretion, we are required to reimburse all of Samsung Electronics’ actual and reasonable out-of-pocket expenses relating to such epidemic failure. An epidemic failure is defined under the agreement as a defect from which the same root cause has been established which affects more than a specified percentage of the products supplied to Samsung Electronics for a specified period of time, so long as such failure is not attributable to a failure to use such products in conformity with the product specifications.
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

We agreed to indemnify Samsung Electronics and its affiliates and their respective directors, officers, employees, agents, customers, and distributors for any liabilities or damages arising out of: (i) any alleged or actual intellectual property infringement or misappropriation claims raised by a third party, (ii) the delivery, condition, manufacture, purchase, use, sale, import, distribution, or other transfer of semiconductor wafers supplied by us except to the extent solely caused by Samsung Electronics’ gross negligence, (iii) a breach of any agreement, covenant, representation or warranty made by us in the agreement, (iv) any damage to property and injuries to any persons resulting from, arising out of or in connection with any semiconductor wafers purchased under the agreement, or (v) our negligence, gross negligence, bad faith, or intentional or willful misconduct in the performance of our obligations under the agreement.
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
Prior to the effective date of the wafer purchase and sale agreement, Samsung Electronics purchased wafers from us on a purchase order basis. During 2015, Samsung Electronics purchased a total of approximately $163.5 million in silicon wafers from us.

SMP Joint Venture
Prior to the completion of our IPO, SunEdison contributed to us the approximately 35% interest in SMP it acquired from Samsung Fine Chemicals, and as a result of this contribution, SMP was owned 35% by us, 50% by a subsidiary of SunEdison and 15% by Samsung Fine Chemicals. In connection with this contribution, we entered into a joinder and amendment agreement whereby we became a party to the SMP joint venture agreement. Pursuant to this joint venture agreement, the joint venture parties formed SMP to construct, own, and operate a facility in South Korea to produce high purity polysilicon, including electronic grade polysilicon. Construction of the SMP polysilicon manufacturing facility was recently completed and is in the initial stages of polysilicon production, but has not reached full commercial capabilities at this time. Under the SMP joint venture agreement, as amended, we are no longer required to purchase granular polysilicon in an amount commensurate with our ownership percentage of SMP. Rather, we entered into a letter agreement with SunEdison in June 2015 which provides for the long-term supply by SunEdison to us of our granular polysilicon needs at a fixed price per kilogram for each year over the 10.5 year term of the letter agreement. Our ownership interest in SMP decreased from 35.00% to 33.05% on June 12, 2015, from 33.05% to 30.51% on August 5, 2015, from 30.51% to 30.02% on October 6, 2015, and from 30.02% to 28.32% on February 5, 2016 as a result of capital calls by SMP in which we did not participate.
During the third quarter of 2015, we entered into a definitive agreement to sell approximately 30% of our SMP investment, representing approximately 9% of total SMP shares outstanding, for $35.0 million to SunEdison. We have received an advance payment of the $35.0 million, representing the purchase price, which is recorded as a deposit for investment distribution, within current liabilities, on our balance sheet. The sale closed in March 2016.

Director Independence
The Board of Directors has affirmatively determined that Messrs. Alvarez, Argov, Bartholomeusz, Beck, Jabbar, and Ms. Lien, are “independent directors” as defined by the NASDAQ Global Select Global Market rules and that none of such directors has a material relationship with the Company. In reaching such determination, the Board considered the status of Mr. Jabbar as a partner at Rajah & Tann, the Company's Singapore legal counsel. Because the fees paid by the Company to Rajah & Tann do not approach the threshold which would constitute a bar to independence under NASDAQ rules, the Board concluded that Mr. Jabbar's status as a partner of Rajah & Tann is not a relationship that precludes him from exercising independent judgment in carrying out his responsibilities as a Board member. Dr. Sadasivam does not meet the independence standards because he is an employee of the Company. Mr. Wuebbels, who served on the Board until April of 2015, was not independent due to his employment by our former parent, SunEdison.

Item 14.        Principal Accounting Fees and Services

KPMG LLP has served as our principal independent registered accounting firm since the completion of our IPO in May 2014 and served as the principal independent registered accounting firm for SunEdison, of which we were a wholly-owned subsidiary prior to our IPO. The following table presents fees billed by KPMG LLP to us for services rendered for the years ended December 31, 2015 and 2014.

	For the Years Ended December 31,
	2015	2014
Audit fees	$2,555,000	$2,446,000
Audit-related fees	—	—
Tax fees	46,000	46,000
All other fees	—	—
Audit fees consisted principally of the annual audit of the financial statements of SunEdison Semiconductor and its consolidated subsidiaries, reviews of financial statements included in the Form 10-Q, services that are normally provided in connection with statutory and regulatory filings, and services in connection with our registration statement related to our employee benefit plans. Included in audit fees in 2015 is $150,000 related to our Registration Statement on Form S-3 related to a secondary offering of our ordinary shares by selling shareholders, which offering closed in July 2015, as well as $100,000 for a comfort letter related to a SunEdison. debt offering. SunEdison has paid these fees.
In addition, subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2014, additional audit fees and expenses of $510,000 related to S-1 consents and comfort letters were approved by our Audit Committee and paid by SunEdison. The table above has been updated to reflect this change in 2014 audit fees.
Tax fees consisted principally of tax compliance services.  The Audit Committee considered and determined that the provision of non-audit services by KPMG LLP in 2014 and 2015 was compatible with maintaining KPMG LLP’s independence.

PART IV

Item 15.        Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included in our 2015 Annual Report, and are incorporated herein by reference:
Consolidated Statements of Operations—Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Comprehensive Loss—Years Ended December 31, 2015, 2014, and 2013.
Consolidated Balance Sheets—December 31, 2015 and 2014.
Consolidated Statements of Cash Flows—Years Ended December 31, 2015, 2014, and 2013.
Consolidated Statements of Equity—Years Ended December 31, 2015, 2014, and 2013.
Notes to the Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.

2.	Financial Statements Schedules
None.

3.	Exhibits

Exhibit No.	Description

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

†10.7
Employment Agreement, dated as of May 28, 2014, by and between SunEdison Semiconductor Limited and Shaker Sadasivam, previously filed as Exhibit 10.8 with SunEdison Semiconductor Limited’s Current Report on Form 8-K filed on June 2, 2014 and incorporated herein by reference.

10.8
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

†10.10
Form of indemnification agreement by and between SunEdison Semiconductor Limited and its directors and officers, previously filed as Exhibit 10.7 with SunEdison Semiconductor Limited’s Amendment No. 5 to Form S-1 filed on April 15, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.11
Form of Restricted Stock Unit Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.13 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.12
Form of Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.22 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.13
SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan, previously filed as Exhibit 10.10 with SunEdison Semiconductor Limited’s Amendment No. 8 to Form S-1 filed on May 19, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

†10.14
Form of Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Non-Employee Director Incentive Plan, previously filed as Exhibit 10.12 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

10.15
Share Purchase Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Fine Chemicals Co., Ltd. previously filed as Exhibit 10.17 with SunEdison Semiconductor Limited's Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

10.16
Share Purchase Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Electronics Co., Ltd., previously filed as Exhibit 10.18 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

*10.17
Wafer Purchase and Sale Agreement, dated March 20, 2014, by and between SunEdison Semiconductor Pte. Ltd. and Samsung Electronics Co., Ltd., previously filed as Exhibit 10.12 with SunEdison Semiconductor Limited’s Amendment No. 4 to Form S-1 filed on March 21, 2014 (Reg. No. 333-191052) and incorporated herein by reference.

10.18
Joint Venture Agreement, dated February 15, 2011, by and between MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd., previously filed as Exhibit 10.82 to the quarterly report on Form 10-Q filed by SunEdison, Inc. (f/k/a MEMC Electronic Materials, Inc.) on May 5, 2011 (file no: 001-13828) and incorporated herein by reference.

†10.19
Form of Substitute Global Stock Option Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan previously filed as Exhibit 10.23 with SunEdison Semiconductor Limited's Form S-1 filed on December 8, 2014 (Reg. No. 333-200787) and incorporated herein by reference.

†10.20
Form of Substitute Global Restricted Stock Unit Agreement pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan previously filed as Exhibit 10.24 with SunEdison Semiconductor Limited's Form S-1 filed on December 8, 2014 (Reg. No. 333-200878) and incorporated herein by reference.

10.21
Manufacturing, Laboratory, and Office Space Lease, fully executed as of February 5, 2015, by and between SunEdison Semiconductor, LLC and SunEdison, Inc., previously filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015 and incorporated herein by reference.

†10.22
SunEdison Semiconductor Limited Change in Control Severance Plan, previously filed as Exhibit 10.1 with SunEdison Semiconductor Limited's Current Report on Form 8-K filed on August 3, 2015 and incorporated herein by reference.

†10.23
SunEdison Semiconductor Limited Severance Plan and Summary Plan Description, previously filed as Exhibit 10.2 with SunEdison Semiconductor Limited's Current Report on Form 8-K filed on August 3, 2015 and incorporated herein by reference.

*10.24
Letter Agreement Regarding Poly Supply Matters as between SunEdison Semiconductor Limited and SunEdison, Inc. dated June 23, 2015, filed as Exhibit 10.1 with SunEdison Semiconductor Limited's Current Report on Form 8-K filed on June 24, 2015 and incorporated herein by reference.

10.25	First Amendment to Credit Agreement dated as of December 22, 2015 by and among SunEdison Semiconductor B.V., the guarantors party thereto and the lenders party thereto.

10.26	Credit Transaction Agreement (effective as of December 30, 2015) by and between MEMC Korea Company and Shinhan Bank.

10.27	Credit Transaction Agreement (effective as of December 30, 2015) by and between MEMC Korea Company and Hana Bank.

10.28	Loan Agreement (effective as of December 30, 2015) by and between MEMC Korea Company and Korea Development Bank.

†10.29	Summary of Director Compensation.

†10.30	Summary of Compensation Arrangements for Certain Named Executive Officers.

13	Selected pages from the Company's 2015 Annual Report to Stockholders.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	These exhibits constitute management contracts or compensatory plans or arrangements.

*	Confidential treatment of certain portions of these documents has been granted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SunEdison Semiconductor Limited

		By:	/s/ Shaker Sadasivam
Date:	March 8, 2016		Shaker Sadasivam President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shaker Sadasivam	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
Shaker Sadasivam

/s/ Jeffrey L. Hall	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2016
Jeffrey L. Hall

/s/ Antonio R. Alvarez	Director	March 8, 2016
Antonio R. Alvarez

/s/ Gideon Argov	Director	March 8, 2016
Gideon Argov

/s/ Michael F. Bartholomeusz	Director	March 8, 2016
Michael F. Bartholomeusz

/s/ Jeffrey A. Beck	Director	March 8, 2016
Jeffrey A. Beck

/s/ Justine F. Lien	Director	March 8, 2016
Justine F. Lien

/s/ Abdul Jabbar Bin Karam Din	Director	March 8, 2016
Abdul Jabbar Bin Karam Din

EXHIBIT INDEX

The following exhibits are filed as part of this report:

Exhibit No.	Description
10.25	First Amendment to Credit Agreement dated as of December 22, 2015 by and among SunEdison Semiconductor B.V., the guarantors party thereto and the lenders party thereto.

10.26	Credit Transaction Agreement (effective as of December 30, 2015) by and between MEMC Korea Company and Shinhan Bank.

10.27	Credit Transaction Agreement (effective as of December 30, 2015) by and between MEMC Korea Company and Hana Bank.

10.28	Loan Agreement (effective as of December 30, 2015) by and between MEMC Korea Company and Korea Development Bank.

†10.29	Summary of Director Compensation

†10.30	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company's 2015 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	These exhibits constitute management contracts or compensatory plans or arrangements.