Form 10-Q
period 2016-03-31
SunEdison Semiconductor Ltd
filed 2016-05-10
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s ordinary shares outstanding at May 2, 2016 was 41,988,280.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
In millions, except per share data
Net sales to non-affiliates	$182.3	$199.0
Net sales to affiliates	—	0.4
Cost of goods sold	167.3	182.2
Gross profit	15.0	17.2
Operating expenses:
Marketing and administration	19.7	20.5
Research and development	6.6	8.1
Restructuring charges	1.5	1.2
Long-lived asset impairment charges	—	0.1
Operating loss	(12.8)	(12.7)
Non-operating expenses (income):
Interest expense	4.0	3.5
Interest income	(0.1)	(0.1)
Other, net	6.8	(10.4)
Total non-operating expenses (income)	10.7	(7.0)
Loss before income tax expense	(23.5)	(5.7)
Income tax expense	7.4	3.3
Loss before equity in loss of equity method investments	(30.9)	(9.0)
Equity in loss of equity method investments, net of tax	(86.2)	(0.3)
Net loss	$(117.1)	$(9.3)
Basic loss per share (see Note 8)	$(2.79)	$(0.22)
Diluted loss per share (see Note 8)	$(2.79)	$(0.22)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
In millions
Net loss	$(117.1)	$(9.3)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	21.7	(21.9)
Amortization of net actuarial loss and prior service cost	0.4	0.1
Other comprehensive loss, net of tax	22.1	(21.8)
Total comprehensive loss	$(95.0)	$(31.1)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	As of March 31,	As of December 31,
	2016	2015
	(Unaudited)
In millions
Assets
Current assets:
Cash and cash equivalents	$79.7	$83.5
Accounts receivable, less allowance for doubtful accounts of $4.5 and $2.4, respectively	92.7	85.8
Inventories	111.5	109.3
Prepaid and other current assets	22.9	31.2
Total current assets	306.8	309.8
Property, plant, and equipment, net of accumulated depreciation of $811.0 and $773.0, respectively	548.3	530.8
Investments	0.3	121.9
Other assets	102.7	86.5
Total assets	$958.1	$1,049.0

Liabilities and Shareholders' Equity
Current liabilities:
Current portion, long-term debt	$11.7	$6.7
Short-term borrowings	8.2	6.6
Accounts payable	107.3	116.5
Deposit for investment distribution	—	35.0
Accrued liabilities	44.7	46.4
Accrued wages and salaries	24.4	21.1
Restructuring liabilities	9.5	9.1
Total current liabilities	205.8	241.4
Long-term debt, less current portion	191.9	191.9
Pension and post-employment liabilities	51.9	51.9
Restructuring liabilities	3.6	3.5
Refundable customer deposits	34.2	—
Other liabilities	23.7	22.2
Total liabilities	511.1	510.9

Shareholders' equity:
Ordinary shares, no par value, 42.0 and 42.0 outstanding, respectively	961.1	957.2
Accumulated deficit	(332.5)	(215.4)
Accumulated other comprehensive loss	(182.8)	(204.9)
Total SunEdison Semiconductor Limited shareholders' equity	445.8	536.9
Noncontrolling interests	1.2	1.2
Total shareholders' equity	447.0	538.1
Total liabilities and shareholders' equity	$958.1	$1,049.0
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
In millions
Cash flows from operating activities:
Net loss	$(117.1)	$(9.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	26.5	29.7
Loss on partial sale of SMP investment	6.1	—
Long-lived asset impairment charge	—	0.1
Stock-based compensation	3.9	3.6
Provision for deferred taxes	0.4	3.5
Equity in loss of equity method investments	86.2	0.3
Other	1.5	(0.5)
Changes in assets and liabilities:
Accounts receivable	(8.1)	(3.9)
Inventories	0.5	5.7
Accounts receivable, affiliate	—	(11.1)
Accounts payable, affiliate	—	11.9
Prepaid and other current assets	7.2	(0.4)
Accounts payable and accrued liabilities	(5.7)	7.8
Income taxes payable	3.6	3.1
Pension and post-employment liabilities	(0.3)	(0.1)
Restructuring liabilities	0.2	(0.6)
Other	6.1	(5.2)
Net cash provided by operating activities	11.0	34.6
Cash flows from investing activities:
Capital expenditures	(41.0)	(28.8)
Disbursements made for notes receivable	—	(9.1)
Other	2.5	—
Net cash used in investing activities	(38.5)	(37.9)
Cash flows from financing activities:
Principal payments on long-term debt	(0.4)	(0.5)
Proceeds from long-term debt	4.2	—
Net proceeds on short-term borrowings	1.6	7.6
Advanced payments	17.7	—
Other	—	0.1
Net cash provided by financing activities	23.1	7.2
Effect of exchange rate changes on cash and cash equivalents	0.6	(1.5)
Net (decrease) increase in cash and cash equivalents	(3.8)	2.4
Cash and cash equivalents at beginning of period	83.5	88.2
Cash and cash equivalents at end of period	$79.7	$90.6
Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$3.4	$2.7
Income taxes paid, net	$3.2	$3.9
Supplemental schedule of non-cash investing and financing activities:
Accounts payable relieved for acquisition of fixed assets	$(7.0)	$(5.0)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

	Ordinary Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SunEdison Semiconductor Limited Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
In millions
Balance at December 31, 2015	42.0	$957.2	$(215.4)	$(204.9)	$536.9	$1.2	$538.1
Net loss	—	—	(117.1)	—	(117.1)	—	(117.1)
Stock plans, net	—	3.9	—	—	3.9	—	3.9
Other comprehensive loss	—	—	—	22.1	22.1	—	22.1
Balance at March 31, 2016	42.0	$961.1	$(332.5)	$(182.8)	$445.8	$1.2	$447.0
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison Semiconductor Limited and subsidiaries (“SunEdison Semiconductor”, "SSL", the "Company”, “we”, “us”, and “our”) have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. We have presented our unaudited financial statements in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") applicable to interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. Results of operations for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, which contains SunEdison Semiconductor's audited financial statements for such year.
As of and after the closing of the secondary offering on July 1, 2015, in which SunEdison, Inc. ("SunEdison") sold all of its shares in the Company, transactions with SunEdison are no longer considered related party transactions. Historical affiliate amounts and transactions are shown on the condensed consolidated financial statements for the three months ended March 31, 2015.

Use of Estimates
We use estimates and assumptions in preparing our condensed consolidated financial statements that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, impairments, leases, inventory valuation, accrued liabilities, restructuring, warranties, employee benefits, derivatives, stock-based compensation, income taxes, asset recoverability, including allowances, and certain other items. These estimates and assumptions are based on current facts, historical experience, and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities, and the recognition of revenue, costs, and other expenses that are not readily apparent from other sources. Our future results of operations would be affected to the extent there are material differences between these estimates and actual results.

Reclassifications
Certain amounts in prior periods have been reclassified to conform with the presentation adopted in the current period.

Accounting Standards Updates
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, in May 2014, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, as amended, is effective for us on January 1, 2018. Early application is permitted for fiscal years beginning after December 15, 2016 and interim periods within those years. The standard permits the use of either the retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, but do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption of ASU 2014-09.
The FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases, including operating leases, on the balance sheet. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting is largely unchanged under the new guidance. The new standard is effective for us on January 1, 2019, with early adoption permitted. The standard should be applied retrospectively, with elective reliefs, which requires application of the new guidance for all periods presented. We have not fully evaluated the impact of this standard, but do anticipate that it will have a material impact on our consolidated financial statements and disclosures related to our current operating leases.

The FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard is effective for us on January 1, 2017, with early adoption permitted. The standard should be applied prospectively upon the effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We have evaluated the impact of this standard and expect that it will not have a material impact on our consolidated financial statements and related disclosures upon adoption.
The FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for us on January 1, 2017, with early adoption permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. All amendments must be adopted in the same period. We have not fully evaluated the impact of this standard, but do not anticipate that it will have a material impact on our consolidated financial statements and disclosures related to our stock compensation.

2. RESTRUCTURING ACTIVITIES

2015 Ipoh Plan
On July 30, 2015, the Board of Directors of the Company authorized the closure of our Ipoh, Malaysia facility ("2015 Ipoh Plan"), which produces 200 millimeter semiconductor wafers. This action was taken to consolidate the Company’s manufacturing footprint and is consistent with our continued efforts to improve operational efficiencies, maximize capacity utilization across the Company's geographic platforms, and lower costs. The consolidation will include the transitioning of 200 millimeter wafering activities from our Ipoh facility to Novara, Italy and other operating facilities. This closure will affect approximately 650 employees at the Ipoh facility and will be largely complete by the end of 2016. Charges related to the 2015 Ipoh Plan are included within restructuring charges (reversals) and long-lived impairment charges in the condensed consolidated statements of operations.
Details of the 2016 expenses, cash payments, and expected costs incurred related to the 2015 Ipoh Plan are set out in the following table:

					As of March 31, 2016
In millions	Accrued December 31, 2015	Year-to-date Restructuring Charges	Cash Payments	Accrued March 31, 2016	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2015 Ipoh Plan
Severance and employee benefits	$2.9	$0.8	$(0.2)	$3.5	$3.9	$4.5
Contract termination	—	—	—	—	—	0.6
Other	—	0.1	(0.1)	—	0.1	7.7
Total	$2.9	$0.9	$(0.3)	$3.5	$4.0	$12.8

2014 Consolidation of Crystal and Other Activities
We announced a plan to consolidate our crystal operations during the first quarter of 2014. The consolidation includes transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in South Korea, Taiwan, and Italy. The consolidation of crystal activities affected approximately 120 employees in St. Peters. Net restructuring charges of $0.6 million were recorded for the three months ended March 31, 2016, compared to net restructuring reversals of $0.2 million for the three months ended March 31, 2015. These amounts are included within restructuring charges (reversals) in the condensed consolidated statements of operations.
We initiated the termination of certain personnel as part of a workforce restructuring plan on December 18, 2014. The plan was designed to realign our workforce, improve profitability, and support new growth opportunities. The plan resulted in a total reduction of approximately 120 employees, a majority of which were employed outside of the U.S. This plan was substantially complete as of December 31, 2015. We recorded immaterial restructuring charges for the three months ended March 31, 2016 and $1.4 million for the three months ended March 31, 2015 in connection with this workforce restructuring.

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
Details of the 2016 expenses, cash payments, and expected costs incurred related to the 2011 Global Plan are set out in the following table:

						As of March 31, 2016
In millions	Accrued December 31, 2015	Year-to-date Restructuring Charges	Cash Payments	Currency	Accrued March 31, 2016	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and employee benefits	$0.7	$—	$—	$0.1	$0.8	$22.9	$22.9
Contract termination	—	—	—	—	—	106.5	106.5
Other	8.1	—	(0.1)	0.2	8.2	36.8	36.8
Total	$8.8	$—	$(0.1)	$0.3	$9.0	$166.2	$166.2

3. INVENTORIES

Inventories consist of the following:

	As of March 31, 2016	As of December 31, 2015
In millions
Raw materials and supplies	$35.5	$33.3
Goods in process	43.7	43.6
Finished goods	32.3	32.4
Total inventories	$111.5	$109.3

4. EQUITY METHOD INVESTMENT

We have an equity method investment in SMP, Ltd. ("SMP") that owns a polysilicon manufacturing facility in South Korea. Our ownership interest decreased from 30.02% to 28.32% on February 5, 2016 as a result of a capital call by SMP in which we did not participate.
During the third quarter of 2015, we entered into a definitive agreement to sell approximately 30% of our SMP investment for $35.0 million to SunEdison, which was subject to a third party consent. In March 2016, we received the third party consent to complete the partial sale of our SMP investment, representing approximately 8.56% of SMP's total shares outstanding. We had previously received an advance payment of $35.0 million, representing the purchase price, which was recorded as a deposit for investment distribution within current liabilities on our balance sheet at December 31, 2015. For the three months ended March 31, 2016, we recorded a loss of $6.1 million on this sale because the carrying amount of the SMP shares sold, including the effects of currency translation adjustments, exceeded the proceeds from the sale. This loss is recorded within other, net in our statements of operations. Our ownership interest decreased from 28.32% to 19.76% as a result of the sale. While our equity ownership has decreased below 20.00%, we continue to account for SMP as an equity method investment under applicable accounting standards as of March 31, 2016.
On May 3, 2016, SMP filed an application for rehabilitation under Korean law, which is similar to a reorganization under U.S. bankruptcy law, due to liquidity issues. The uncertainties resulting from this filing and the filing by SMP’s largest shareholder and customer, SunEdison, for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Southern District of New York on April 21, 2016, triggered an interim impairment analysis, resulting in the recording of $86.9 million other-than-temporary impairment charge, net of tax, for the three months ended March 31, 2016.

This impairment loss is recorded in equity in loss of equity method investments in our consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of this investment exceeded its estimated fair value based on management's level 3 assumptions. As a result of this impairment, our equity investment in SMP recorded on our balance sheet as of March 31, 2016 is now zero. However, there is $11.1 million of accumulated currency translation losses related to this investment recorded in accumulated other comprehensive loss on our balance sheet as of March 31, 2016, which will be recognized in earnings in future periods upon the liquidation of this equity investment.

5. REFUNDABLE CUSTOMER DEPOSITS

We entered into an agreement with a customer who agreed to make a prepayment (the "Deposit") to us up to approximately $40 million, as of October 29, 2015, as payment in advance for the purchase of wafers. The Deposit is to be made in three separate installments, with use of the cash restricted to the enhancement of manufacturing capabilities at one of our facilities. As of December 31, 2015, none of the agreed-upon Deposit had been received. As of March 31, 2016, we had approximately $34 million of refundable customer deposits recorded as a long-term liability on our balance sheet related to this agreement. We have used approximately $18 million of the funded customer deposits to fund our capital expenditures, with the remainder recorded as restricted cash within other long term assets on our balance sheet. The customer will recover the Deposit by making 36 consecutive monthly deductions against accounts receivable due to the Company, or by repayments in cash by the Company, beginning January 31, 2018 and ending December 31, 2020. The funded customer deposits for which the restricted purpose has been meet are reflected in the financing activities section of the statements of cash flows. The repayment of the Deposit to the customer is secured by a surety bond guaranteeing 100% of the Deposit. The surety bond and the agreements related to the Deposit are excluded from covenant calculations in our senior secured credit facility discussed in Note 6 below.

6. DEBT

Debt outstanding consists of the following:

	As of March 31, 2016			As of December 31, 2015
	Total Principal	Current Portion	Long-Term	Total Principal	Current Portion	Long-Term
In millions
Long-term debt	$203.6	$11.7	$191.9	$198.6	$6.7	$191.9

Senior Secured Credit Facility
The Company and its direct subsidiary, SunEdison Semiconductor B.V. ("SSBV" or the “Borrower”), entered into a credit agreement on May 27, 2014, which was subsequently amended on December 29, 2015 as discussed below ("Amendment of and Prepayment under Credit Agreement"), with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provided for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain, under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of March 31, 2016, but $8.0 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014, with the remaining balance paid at maturity. The principal repayment schedule was adjusted after the prepayment discussed below.
The Term Facility was issued at a discount of 1.00%, or $2.1 million, which is being amortized as an increase in interest expense over the term of the Term Facility. We incurred $10.2 million of financing fees related to the Credit Facility that were capitalized and are being amortized over the term of the respective Term Facility and Revolving Facility. In connection with our adoption of ASU No. 2015-03 effective December 31, 2015, the capitalized financing fees are presented in the balance sheet as a direct deduction from the carrying amount of the Term Facility.
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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for quarters ending after September 30, 2015. Pursuant to the Credit Facility, a change of control (as defined in the Credit Facility) constitutes an event of default. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of March 31, 2016.

MKC Financing
Effective December 30, 2015, MKC entered into term loan agreements for an aggregate principal amount of 50 billion South Korean Won ("KRW") with three banks as follows (the "MKC Financing"): (i) Shinhan Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.10% (the "Shinhan Term Loan"), (ii) Hana Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.13% (the "Hana Term Loan"), and (iii) Korea Development Bank - term loan with a principal amount of KRW 10 billion at an interest rate of the average 91-day CD rate plus 2.18% (the "KDB Term Loan" and, together with the Shinhan Term Loan and the Hana Term Loan, collectively, the "Korean Term Loans"). As of December 31, 2015, KRW 5 billion of the KDB Term Loan remained unfunded and was funded in January 2016.
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

Amendment of and Prepayment under Credit Agreement
Concurrent with the MKC Financing, the Company and SSBV, entered into the First Amendment to Credit Agreement, by and among the Borrower, the Company, the other guarantors party thereto, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent, thereby amending the Credit Agreement, dated as of May 27, 2014 (as amended, the "Credit Agreement"). On December 29, 2015, the Company and the Borrower executed and delivered the First Amendment, which is dated as of December 22, 2015 and, pursuant to its terms, became effective on December 29, 2015.
The First Amendment provides, in part, for the termination, release and discharge of all the obligations of MKC (a subsidiary of the Borrower and formerly a guarantor under the Credit Facility) under the Credit Facility and other loan documents, and the release of the Administrative Agent’s liens on MKC’s assets and the equity interests in MKC. In connection with such release, certain covenants were added to the Credit Facility with respect to MKC, including (i) a requirement that the Borrower cause MKC to utilize a portion of any cash available for distribution to pay an annual dividend to the Borrower or one of our other subsidiaries, (ii) limits on our rights to make future investments in MKC, as well as our ability to settle historical intercompany trade balances, and the level of future net intercompany trade balances owed between MKC and the Company and its other subsidiaries, and (iii) restrictions on MKC’s incurrence of future indebtedness.
In connection with the First Amendment, the Borrower made a $40 million prepayment of the outstanding principal under the Term Facility (the “Prepayment”) and, in accordance with the terms of the Credit Agreement also paid a 1% call premium with the proceeds of the MKC Financing. The Prepayment was completed by the Borrower on December 30, 2015. The Borrower will be obligated to make two additional prepayments, each in an amount of $5 million, on the dates that are 10 months and 13 months after the effective date of the First Amendment (October 31, 2016 and January 31, 2017, respectively). Also, as part of the First Amendment, the lenders’ aggregate commitment under the Borrower’s Revolving Facility was reduced from $50 million to $40 million.

Other Financing Arrangements

In addition to the borrowing capacity under the $40 million Revolving Facility, we have committed financing arrangements of $31.2 million at March 31, 2016. There was $8.2 million in short-term borrowings outstanding under these committed financing arrangements as of March 31, 2016, that bear variable interest rates of between 2% to 3%. In addition to the $8.2 million outstanding, $8.7 million was unavailable because it relates to the issuance of third party letters of credit and bank guarantees, which are excluded from the definition of indebtedness under the Credit Facility. Interest rates are negotiated at the time of the borrowings.
The estimated fair value of our debt was $209.4 million and $203.5 million as of March 31, 2016 and December 31, 2015, respectively. Fair value of this debt is calculated using a discounted cash flow model (Level 2 assumptions) with consideration for our non-performance risk (Level 3 assumptions).

7. SHAREHOLDERS' EQUITY

Ordinary Shares
The Company and SunEdison agreed, effective concurrently with the secondary public offering on January 20, 2015, to replace 25% of the equity-based compensation awards relating to SunEdison stock that were unvested and held by our employees (including our non-US employees, subject to applicable local laws) with adjusted stock options and restricted stock units ("RSUs"), as applicable, for the Company’s ordinary shares, each of which generally preserves the value of the original awards. The balance of the awards (75%) would be maintained by SunEdison. The Company issued options to purchase an aggregate of 442,790 ordinary shares with a weighted-average exercise price of $5.19 per share and an aggregate of 170,115 RSUs, in each case based on applicable SunEdison equity awards outstanding, and the Company’s and SunEdison’s share prices, as of market close on January 20, 2015. Each of the foregoing replacement awards was issued pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan. The remaining 75% of the unvested SunEdison options and RSUs, as well as all vested SunEdison options, continue to vest in accordance with their terms, with employment by us to be deemed employment by SunEdison. We have included the stock-based compensation expense related to these awards granted to our employees in our condensed consolidated financial statements.

Stock-Based Compensation
We have equity incentive plans that provide for the award of non-qualified stock options, performance shares, and RSUs to employees and non-employee directors. There were 5.7 million shares remaining available for future grant under these plans as of March 31, 2016.
The following table presents information regarding outstanding stock options as of March 31, 2016, and related changes during the three months ended March 31, 2016:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	2,932,614	$15.83
Granted	—	—
Exercised	(2,245)	2.56
Forfeited	(11,459)	14.42
Expired	—	—
Outstanding at March 31, 2016	2,918,910	$15.85	$0.8	8.3
Options exercisable at March 31, 2016	745,858	$11.44	$0.7	7.4

The following table presents information regarding outstanding RSUs as of March 31, 2016, and related changes during the three months ended March 31, 2016:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	1,814,957
Granted	37,100
Converted	(9,046)
Forfeited	(32,304)
Outstanding at March 31, 2016	1,810,707	$11.7	1.5
The weighted-average fair value of restricted stock units on the date of grant was $5.99 for the three months ended March 31, 2016.
Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	For the Three Months Ended March 31,
	2016	2015
In millions
Cost of goods sold	$1.0	$1.1
Marketing and administration	2.1	1.9
Research and development	0.8	0.6
Stock-based employee compensation	$3.9	$3.6
The amount of stock-based compensation cost capitalized into inventory and fixed assets was not material for the three months ended March 31, 2016 and 2015. Further, the recognition of excess tax benefits from share-based payment arrangements was not material for the three months ended March 31, 2016 and 2015.

8. LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the number of weighted-average ordinary shares outstanding during the period. Diluted loss per share is computed using the weighted-average ordinary shares outstanding and, if dilutive, potential ordinary shares outstanding during the period. Potential ordinary shares represent the incremental ordinary shares issuable for RSUs and stock option exercises. The Company calculates the dilutive effect of outstanding RSUs and stock options on loss per share by application of the treasury stock method.
Basic and diluted loss per share for the three month periods ended March 31, 2016 and 2015 was calculated as follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(117.1)	$(117.1)	$(9.3)	$(9.3)

Denominator:
Weighted-average shares outstanding	42.0	42.0	41.5	41.5
Loss per share	$(2.79)	$(2.79)	$(0.22)	$(0.22)
The computations for diluted loss per share for the three months ended March 31, 2016 exclude options to purchase approximately 2.9 million shares and 1.8 million RSUs because the effect would have been anti-dilutive. The computations for diluted loss per share for the three and three months ended March 31, 2015 exclude options to purchase approximately 2.2 million shares and 1.7 million RSUs because the effect would have been anti-dilutive.

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive (loss) income represents a measure of all changes in equity that result from recognized transactions and economic events other than transactions with owners in their capacity as owners. Other comprehensive (loss) income includes adjustments related to currency translation and pension and post-employment liabilities.
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31,
In millions	2016	2015
Currency translation adjustments
Beginning balance	$(154.7)	$(116.5)
Other comprehensive income (loss) before reclassifications	14.5	(21.9)
Amounts reclassified from accumulated other comprehensive loss	7.2	—
Net other comprehensive income (loss)	21.7	(21.9)
Balance at March 31	$(133.0)	$(138.4)

Pension and post-employment benefit plans
Beginning balance	$(50.2)	$(57.6)
Other comprehensive loss before reclassifications	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	0.4	0.4
Net other comprehensive income	0.4	0.1
Balance at March 31	$(49.8)	$(57.5)

Accumulated other comprehensive loss at March 31	$(182.8)	$(195.9)
The following table presents reclassifications from accumulated other comprehensive loss and the affected line in the condensed consolidated statement of operations:

	Three Months Ended March 31,
In millions	2016	2015	Condensed Consolidated Statement of Operations
Currency translation loss on partial sale of SMP investment	$(7.2)	$—	Other, net
Amortization of net actuarial loss and prior service cost	$(0.4)	$(0.4)	Marketing and administration

10. DERIVATIVES AND HEDGING INSTRUMENTS

SunEdison Semiconductor's derivatives and hedging activities consist of:

		Assets (Liabilities) at Fair Value
In millions	Balance Sheet Classification	As of March 31, 2016	As of December 31, 2015
Derivatives not designated as hedging:
Currency forward contracts (1)	Prepaid and other current assets	$1.8	$0.5
Currency forward contracts (1)	Accrued liabilities	$(0.1)	$(0.6)
(1) Currency forward contracts are recorded on the condensed consolidated balance sheet at fair value using Level 1 inputs.

		Gains
		Three Months Ended March 31,
In millions	Statement of Operations Classification	2016	2015
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$6.0	$1.8

We utilize currency forward contracts to mitigate the financial market risks of fluctuations in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on non-U.S. currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to the Company. A substantial portion of our revenue and capital spending is transacted in the U.S. dollar. However, we do enter into transactions in other currencies, primarily the South Korean won, Japanese yen, new Taiwan dollar, euro, and Malaysian ringgit. We have established transaction-based hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We may have outstanding contracts with several major financial institutions for these hedging transactions at any point in time. Our maximum risk of credit loss is limited to any gain on our outstanding contracts with these institutions. These currency forward contracts had net notional amounts of $143.7 million and $115.7 million as of March 31, 2016 and December 31, 2015, respectively, and are accounted for as economic hedges, for which hedge accounting is not applied.

11. CONTINGENCIES

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
Deferred income taxes arise primarily because of differences in the bases of assets or liabilities between financial accounting and tax accounting which are known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items for which we receive a tax deduction, but have not yet been recorded in the condensed consolidated statement of operations). We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses), and the expected timing of the reversals of existing temporary differences. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. Our total deferred tax assets, net of valuation allowances, as of March 31, 2016 and December 31, 2015, were $31.0 million and $30.3 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets that have not been offset by a valuation allowance at March 31, 2016.

We believe our tax positions are in compliance with applicable tax laws and regulations. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Uncertain tax benefits, including accrued interest and penalties, are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The accrual of interest begins in the first reporting period that interest would begin to accrue under the applicable tax law. Penalties, when applicable, are accrued in the financial reporting period in which the uncertain tax position is taken on a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense, which is consistent with our historical policy. We believe that our accrued income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income (loss), and cash flows. We review our accrued tax liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices between our subsidiaries, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed. The income tax expense related to uncertain tax positions for the three month period ended March 31, 2016 was $0.5 million, which included an increase to the reserve for uncertain tax positions of $0.6 million related to the potential loss of treaty benefits for withholding tax on intercompany transactions and was offset by a favorable reduction of $0.1 million related to the closure of a foreign tax examination. The accrual for uncertain tax positions as of March 31, 2016 and December 31, 2015 was $6.1 million and $5.6 million, respectively.
We are domiciled in Singapore. Management reviewed its repatriation policy during 2016 with respect to our planned legal structure. Recognition of Singapore or local withholding taxes on undistributed non-Singapore earnings would be triggered by a management decision to repatriate those earnings. During the first quarter of 2016, management concluded that the undistributed earnings of one wholly-owned non-Singapore subsidiary would be distributed in the foreseeable future. These earnings were previously considered permanently reinvested in the business and we have recognized the tax impacts related to this decision of $1.3 million as a discrete tax expense in the quarter. There is no current intention to repatriate the earnings of any other non-Singapore subsidiaries. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our worldwide subsidiaries and operations, and after concluding that such remittances can be done in a tax-efficient manner. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. However, we currently believe that any additional repatriation tax effects would have minimal impact on future cash flows. Of our cash and cash equivalents as of March 31, 2016, $67.5 million was held by our non-Singapore subsidiaries, a portion of which may be subject to repatriation tax effects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes thereto. The unaudited financial statements included herein should be read in conjunction with our 2015 Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected in any future periods.

EXECUTIVE OVERVIEW

Softness in the semiconductor market, primarily weaker foundry demand, resulted in continued downward pricing pressure in in the first quarter of 2016, compared to the same period of 2015. This negatively impacted our net sales and gross profit for the current quarter.
Management continued to execute on its strategic plan to improve our performance and meet the competitive demands of the semiconductor industry during the first quarter of 2016. This included our continued execution of the July 30, 2015 decision by the Board of Directors to close our Ipoh, Malaysia facility ("2015 Ipoh Plan"), which produces 200 millimeter ("mm") semiconductor wafers. The purpose of the Ipoh plant closure is to consolidate the Company’s manufacturing footprint and is consistent with our continued efforts to improve operational efficiencies, maximize capacity utilization across the Company's geographic platforms, and lower costs.
Our business strategy targets the most significant opportunities and challenges we face, including:

•	Continued sales growth in higher margin products, such as silicon-on-insulator ("SOI") wafers,

•	Exploring industry consolidation,

•	Achieving price increases, and

•	Driving to meet target margins.

Recent Developments. On April 21, 2016, SunEdison, Inc. (“SunEdison”) and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York. SunEdison stated that it intends to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the bankruptcy court. As a former subsidiary of SunEdison, and in connection with our IPO and subsequent business dealings, we have agreements with SunEdison that relate to our ongoing operations, as well as an equity interest in SMP, LTD. ("SMP"), the joint venture among SunEdison, Lotte Fine Chemical, and us.
On May 3, 2016, SMP filed an application for rehabilitation under Korean law, which is similar to a reorganization under U.S. bankruptcy law, due to liquidity issues. We currently do not expect that the SMP manufacturing facility will be a meaningful source of electronic grade polysilicon for us in the near- or medium-term. Accordingly, we are sourcing all of our polysilicon needs from third parties. The impacts of these developments on our first quarter financial statements and results of operation are described below and in the preceding notes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016, Compared to the Three Months Ended March 31, 2015

Net Sales

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Net sales to non-affiliates	$182.3	$199.0	$(16.7)	(8.4)%
Net sales to affiliates	—	0.4	(0.4)	(100.0)%
Net sales	$182.3	$199.4	$(17.1)	(8.6)%
Net sales decreased for the three months ended March 31, 2016, compared to the same period in 2015, due to semiconductor wafer price and volume decreases. The price decreases were the result of continuing competitive pressures in the semiconductor industry, and volume decreased due to industry softness. Average selling price decreases occurred primarily in 300mm semiconductor wafers.

Gross Profit

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Cost of goods sold	$167.3	$182.2	$(14.9)	(8.2)%
Gross profit	$15.0	$17.2	$(2.2)	(12.8)%
Gross margin (gross profit as a percentage of net sales)	8.2%	8.6%
Gross profit decreased for the three months ended March 31, 2016, compared to the same period in 2015. The decrease was primarily the result of lower average selling prices for our wafers, only partially offset by lower raw materials cost and continued manufacturing cost reductions.

Marketing and Administration

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Marketing and administration	$19.7	$20.5	$(0.8)	(3.9)%
As a percentage of net sales	10.8%	10.3%
Marketing and administration expense decreased for the three months ended March 31, 2016, compared to the same period in 2015, primarily as a result of our global workforce restructuring plan initiated in December 2014 and continued diligence with respect to containing expenses, including travel and entertainment.

Research and Development

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Research and development	$6.6	$8.1	$(1.5)	(18.5)%
As a percentage of net sales	3.6%	4.1%
Research and development ("R&D") expense decreased for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to our decision to consolidate semiconductor crystal operations as announced in February 2014. Consolidating our crystal operations allowed us to localize our R&D efforts, which resulted in greater efficiencies and lower costs.

Restructuring Charges

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Restructuring charges	$1.5	$1.2	$0.3	25.0%
We recorded restructuring charges for the three months ended March 31, 2016 including $0.9 million of severance expenses related to the 2015 Ipoh restructuring plan and $0.6 million of net unfavorable revisions to our estimated liabilities for other restructuring activities.
We recorded net restructuring expenses for the three months ended March 31, 2015 due to $1.2 million of additional restructuring liabilities accrued in the period associated with our 2014 restructuring activities, primarily related to severance.

Long-Lived Asset Impairment Charges

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Long-lived asset impairment charges	$—	$0.1	$(0.1)	n/m
No long-lived asset impairment charges were recorded for the three months ended March 31, 2016.
We recorded $0.1 million in long-lived asset impairments for the three months ended March 31, 2015 because the carrying value of certain assets exceeded their estimated fair value.

Non-Operating Expenses (Income)

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Interest expense	$4.0	$3.5	$0.5	14.3%
Interest income	(0.1)	(0.1)	—	—%
Other, net	6.8	(10.4)	17.2	(165.4)%
Total non-operating expenses	$10.7	$(7.0)	$17.7	(252.9)%
Non-operating expenses increased for the three months ended March 31, 2016, compared to the same period of 2015, primarily due to lower currency exchange gains associated with the re-measurement of intra-company balances and derivative currency forward contracts, as well as a loss on the partial sale of our SMP investment of $6.1 million, which are all recorded in other, net.

Income Taxes

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Income tax expense	$7.4	$3.3	$4.1	124.2%
Effective income tax rate	31.5%	57.9%
Income tax expense increased for the three months ended March 31, 2016, compared to the same period of 2015, primarily due to a change in the geographical mix of earnings from current operations and our decision to distribute earnings of one wholly owned non-Singapore subsidiary, which required us to recognize $1.3 million as a discrete tax expense in the quarter ended March 31, 2016. A discrete tax benefit was included in the period ended March 31, 2015, which did not recur in the first quarter of 2016. The discrete tax benefit related to a reduction of the reserve for uncertain tax positions of $3.6 million due to the closure of a foreign tax examination and new information on positions previously taken.

Equity in loss of equity method investments, net of tax

	For the Three Months Ended March 31,		Change
	2016	2015	Dollars	Percent
(in millions)
Equity in loss of equity method investments, net of tax	$(86.2)	$(0.3)	$(85.9)	28,633.3%
Equity in loss of equity method investments, net of tax, was $86.2 million for the period ended March 31, 2016, primarily due to an $86.9 million other-than-temporary impairment charge related to SMP. See Note 4.
Our loss in equity in equity method investments of $0.3 million for same period last year, related to losses incurred by SMP as it ramped production during the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

We expect our primary sources of liquidity in the future to be cash on hand, cash generated from operations, borrowings under our senior secured revolving credit facility, and other short-term borrowings. Our principal uses of liquidity will be to fund our working capital needs, capital expenditures, and to service our outstanding indebtedness. We believe our liquidity will be sufficient to fund our operations for at least the next twelve months. Our ability to continue to fund these items may be affected by general economic, competitive, and other factors, many of which are outside of our control. If our future cash flows from operations and other capital resources are insufficient to fund our liquidity needs, we may need to reduce or delay our capital expenditures, sell assets, obtain additional debt or equity capital, or refinance all or a portion of our debt.
Cash and cash equivalents as of March 31, 2016 totaled $79.7 million, compared to $83.5 million as of December 31, 2015. Of our cash and cash equivalents as of March 31, 2016, $67.5 million was held by our non-Singapore subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would not have a material impact on our future cash flows.
The table below sets forth our summary cash flow information for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
(in millions)
Net cash provided by (used in):
Operating activities	$11.0	$34.6
Investing activities	$(38.5)	$(37.9)
Financing activities	$23.1	$7.2

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2016 was $11.0 million, which was attributable in part to our net loss of $117.1 million, adjusted for non-cash items including $86.2 million of equity in loss of equity method investments, net of tax, $26.5 million of depreciation and amortization, $6.1 million loss on the partial sale of our SMP investment, and $3.9 million of stock compensation expense. Uses of cash included a $8.1 million increase in accounts receivable and a $5.7 million decrease in accounts payable and accrued liabilities. We generated cash from a $7.2 million decrease in prepaid and other current assets and a $3.6 million increase in income taxes payable.
Net cash used in operating activities for the three months ended March 31, 2015 was $34.6 million, which was attributable in part to our net loss of $9.3 million adjusted for non-cash items, including $29.7 million of depreciation and amortization, $3.6 million of stock-based compensation expense, and a $3.5 million provision from deferred taxes. Uses of cash included a $11.1 million increase in accounts receivable, affiliate and a $3.9 million increase in accounts receivable. We generated cash from a $11.9 million increase in accounts payable, affiliate, a $7.8 million increase in accounts payable and accrued liabilities, a $5.7 million decrease in inventory due to improved inventory management for the three months ended March 31, 2015, and a $3.1 million increase in income taxes payable.

Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 consisted of $41.0 million of capital expenditures, of which approximately $18 million was funded by a refundable customer deposit. Net cash used in investing activities for the three months ended March 31, 2015 consisted primarily of $28.8 million of capital expenditures. Cash used for investing activities for the three months ended March 31, 2015 also included $9.1 million in payments on notes payable related to the sale of the Merano, Italy polysilicon and chlorosilanes facilities that were sold in December 2014.

Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2016 included $1.6 million and $4.2 million of net proceeds from short-term borrowings and long-term debt, respectively, offset by $0.4 million in principal payments on long-term debt. We also generated cash of $17.7 million from a refundable customer deposit, which is included in advanced payments on our statement of cash flows. Net cash provided by financing activities for the three months ended March 31, 2015 consisted primarily of $7.6 million of net proceeds from short-term debt borrowings, offset by $0.5 million in principal payments on long-term debt.

Senior Secured Credit Facility

The Company and its direct subsidiary, SunEdison Semiconductor B.V. ("SSBV" or the “Borrower”), entered into a credit agreement on May 27, 2014, which was subsequently amended on December 29, 2015 as discussed below ("Amendment of and Prepayment under Credit Agreement"), with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “Credit Facility”). The Credit Facility provided for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain, under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of March 31, 2016, but $8.0 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility must be repaid in quarterly installments of $525,000 beginning September 30, 2014, with the remaining balance paid at maturity. The principal repayment schedule was adjusted after the prepayment discussed below.
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
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for quarters ending after September 30, 2015. Pursuant to the Credit Facility, a change of control (as defined in the Credit Facility) constitutes an event of default. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30.0 million. We were in compliance with all covenants of the Credit Facility as of March 31, 2016.

MKC Financing
Effective December 30, 2015, MEMC Korea Company, Ltd. ("MKC") entered into term loan agreements for an aggregate principal amount of 50 billion South Korean Won ("KRW") with three banks as follows (the "MKC Financing"): (i) Shinhan Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.10% (the “Shinhan Term Loan”), (ii) Hana Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.13% (the “Hana Term Loan”), and (iii) Korea Development Bank - term loan with a principal amount of KRW 10 billion at an interest rate of the average 91-day CD rate plus 2.18% (the “KDB Term Loan” and, together with the Shinhan Term Loan and the Hana Term Loan, collectively, the “Korean Term Loans”). As of December 31, 2015, KRW 5 billion of the KDB Term Loan remained unfunded and was funded in January 2016.
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
The First Amendment provides, in part, for the termination, release and discharge of all the obligations of MKC (a subsidiary of the Borrower and formerly a guarantor under the Credit Facility) under the Credit Facility and other loan documents, and the release of the Administrative Agent’s liens on MKC’s assets and the equity interests in MKC. In connection with such release, certain covenants were added to the Credit Facility with respect to MKC, including (i) a requirement that the Borrower cause MKC to utilize a portion of any cash available for distribution to pay an annual dividend to the Borrower or one of our other subsidiaries, (ii) limits on our rights to make future investments in MKC, as well as our ability to settle historical intercompany trade balances, and the level of future net intercompany trade balances owed between MKC and the Company and its other subsidiaries, and (iii) restrictions on MKC’s incurrence of future indebtedness.
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

Other Financing Arrangements
In addition to the borrowing capacity under the $40 million Revolving Facility, we have committed financing arrangements of $31.2 million at March 31, 2016. There was $8.2 million in short-term borrowings outstanding under these committed financing arrangements as of March 31, 2016, that bear variable interest rates of between 2% to 3%. In addition to the $8.2 million outstanding, $8.7 million was unavailable because it relates to the issuance of third party letters of credit and bank guarantees, which are excluded from the definition of indebtedness under the Credit Facility. Interest rates are negotiated at the time of the borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related footnotes. We have made our best estimates of certain amounts included in the condensed consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Factors we consider in arriving at our critical accounting estimates include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed, and how reasonably likely such change may have a material impact. Our significant accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to the Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no significant changes to our critical accounting policies and estimates since December 31, 2015.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the condensed consolidated financial statements.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months, our expectation that the ultimate outcome of our legal proceedings, individually and in the aggregate, will not have a material adverse effect on us, our belief that any repatriation tax effects will have minimal impact on our cash flows, our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets, our anticipation that ASU No. 2016-02 will have a material impact on our consolidated financial statements and related disclosures relating to our current operating leases and that ASU No. 2014-09, ASU 2016-07, and ASU 2016-09 will not have a material impact on our consolidated financial statements and related disclosures, and statements concerning the expected timing and amount of charges, including the amount of the cash portion of such charges, that the Company will incur in connection with the closure of its Ipoh, Malaysia facility. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are discussed in Part I Item 1A, "Risk Factors", and Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2015 and also include other factors in connection with the closing of our Ipoh, Malaysia facility, including our ability to meet operational targets included in management's assumptions, our ability to meet customer qualification demands, our ability to meet our customers' production needs at our other facilities, and general market conditions that may be beyond our control.
The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to SunEdison Semiconductor's market risks since December 31, 2015. Please refer to “Market Risk” included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2015. Also see Note 10 to our unaudited condensed consolidated financial statements included herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting
There have been no changes in SunEdison Semiconductor's internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, SunEdison Semiconductor's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this quarterly report on Form 10-Q and the risks described below, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015. These risks could materially and adversely affect our business, financial condition, and results of operations.

The recent Chapter 11 bankruptcy filing by SunEdison, Inc. has had immediate implications for our financial reporting and, depending on claims made and dispositions of those claims in the bankruptcy proceedings, could have a material adverse effect on our business, financial condition, and results of operations.
On April 21, 2016, SunEdison, Inc. and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York. As a result, we recorded an allowance for doubtful receivables in the amount of $2.1 million related to our contractual arrangements with SunEdison in accordance with U. S. GAAP. We do not expect SunEdison to provide any polysilicon to us from any source and are thus sourcing all of our polysilicon from other sources. This may increase our polysilicon costs and related expenses over at least the next two years. At this time, we cannot ascertain with any certainty the effects of SunEdison’s financial condition on us or our final rights and responsibilities in connection with our contractual relationships with SunEdison. If we are unable to realize the intended benefits to us of our contracts with SunEdison, our business, financial condition, and results of operations could be materially adversely affected.

The recent filing by SMP of an application for rehabilitation under Korean law, which is similar to a reorganization under U. S. bankruptcy law, could have a material adverse effect on our business, financial condition, and results of operations.
On May 3, 2016, SMP filed an application for rehabilitation under Korean law due to ongoing liquidity issues, including non-payment of SMP accounts receivable due from SunEdison. The SMP filing, coupled with SunEdison's bankruptcy petition, necessitated that we make certain assumptions and estimates based on available information to us relative to our interest in SMP. Accordingly, for the three months ended March 31, 2016, we wrote off our investment in SMP, reducing to zero our recorded equity investment, in accordance with U. S. GAAP. We do not have sufficient information to allow us to make any further assessments at this time regarding the consequences to us of the SMP rehabilitation filing.

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

SunEdison Semiconductor Limited

/s/ Jeffrey L. Hall
Date:	May 9, 2016	Name:	Jeffrey L. Hall
		Title:	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison Semiconductor Limited pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document