Form 10-Q
period 2016-09-30
SunEdison Semiconductor Ltd
filed 2016-11-03
CIK 1585854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 _____________________________________
FORM 10-Q
 ______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s ordinary shares outstanding at October 28, 2016 was 42,426,795.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
In millions, except per share data
Net sales to non-affiliates	$192.5	$189.0	$565.7	$595.0
Net sales to affiliates	—	—	—	0.8
Cost of goods sold	175.7	167.7	516.4	533.8
Gross profit	16.8	21.3	49.3	62.0
Operating expenses:
Marketing and administration	22.9	21.1	63.5	63.0
Research and development	6.7	8.4	20.0	23.8
Restructuring charges	0.8	3.9	3.4	3.7
Long-lived asset impairment charges	1.4	56.7	16.1	58.0
Operating loss	(15.0)	(68.8)	(53.7)	(86.5)
Non-operating expenses (income):
Interest expense	3.2	3.6	10.6	10.7
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Other, net	3.9	0.3	13.6	(8.9)
Total non-operating expenses	7.0	3.8	23.9	1.5
Loss before income tax expense	(22.0)	(72.6)	(77.6)	(88.0)
Income tax expense	3.4	7.8	16.2	16.2
Loss before equity in loss of equity method investments	(25.4)	(80.4)	(93.8)	(104.2)
Equity in loss of equity method investments, net of tax	—	(0.4)	(97.2)	(1.4)
Net loss	$(25.4)	$(80.8)	$(191.0)	$(105.6)
Basic loss per share (see Note 9)	$(0.60)	$(1.93)	$(4.54)	$(2.53)
Diluted loss per share (see Note 9)	$(0.60)	$(1.93)	$(4.54)	$(2.53)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Comprehensive Loss

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
In millions
Net loss	$(25.4)	$(80.8)	$(191.0)	$(105.6)
Other comprehensive income (loss), net of tax:
Net translation adjustment	11.9	(13.1)	52.6	(39.7)
Amortization of net actuarial loss and prior service cost	0.4	5.5	1.2	6.0
Other comprehensive income (loss), net of tax	12.3	(7.6)	53.8	(33.7)
Total comprehensive loss	$(13.1)	$(88.4)	$(137.2)	$(139.3)
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Balance Sheets

	As of September 30,	As of December 31,
	2016	2015
	(Unaudited)
In millions
Assets
Current assets:
Cash and cash equivalents	$78.3	$83.5
Accounts receivable, less allowance for doubtful accounts of $5.2 and $2.4, respectively	89.2	85.8
Inventories	115.1	109.3
Prepaid and other current assets	33.7	31.2
Total current assets	316.3	309.8
Property, plant, and equipment, net of accumulated depreciation of $880.3 and $773.0, respectively	535.9	530.8
Investments	0.3	121.9
Other assets	90.5	86.5
Total assets	$943.0	$1,049.0

Liabilities and Shareholders' Equity
Current liabilities:
Current portion, long-term debt	$11.7	$6.7
Short-term borrowings	9.5	6.6
Accounts payable	125.7	116.5
Deposit for investment distribution	—	35.0
Accrued liabilities	41.5	46.4
Accrued wages and salaries	23.8	21.1
Restructuring liabilities	6.5	9.1
Total current liabilities	218.7	241.4
Long-term debt, less current portion	194.2	191.9
Pension and post-employment liabilities	52.2	51.9
Restructuring liabilities	0.2	3.5
Refundable customer deposits	41.0	—
Other liabilities	24.4	22.2
Total liabilities	530.7	510.9

Shareholders' equity:
Ordinary shares, no par value, 42.4 and 42.0 outstanding, respectively	968.6	957.2
Accumulated deficit	(406.4)	(215.4)
Accumulated other comprehensive loss	(151.1)	(204.9)
Total SunEdison Semiconductor Limited shareholders' equity	411.1	536.9
Noncontrolling interests	1.2	1.2
Total shareholders' equity	412.3	538.1
Total liabilities and shareholders' equity	$943.0	$1,049.0
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)
In millions
Cash flows from operating activities:
Net loss	$(191.0)	$(105.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	83.5	81.9
Loss on partial sale of SMP investment	6.1	—
Long-lived asset impairment charges	16.1	58.0
Stock-based compensation	11.7	11.1
Provision for deferred taxes	2.2	5.1
Equity in loss of equity method investments	97.2	1.4
Other	2.7	(2.1)
Changes in assets and liabilities:
Accounts receivable	(5.3)	8.3
Inventories	(1.7)	15.1
Accounts receivable, affiliate	—	(8.0)
Accounts payable, affiliate	—	12.4
Prepaid and other current assets	(3.1)	(3.3)
Accounts payable and accrued liabilities	6.4	(5.4)
Income taxes payable	(0.3)	3.4
Pension and post-employment liabilities	(0.3)	3.4
Restructuring liabilities	(0.9)	(4.9)
Other	14.4	(14.3)
Net cash provided by operating activities	37.7	56.5
Cash flows from investing activities:
Capital expenditures	(85.9)	(82.8)
Disbursements made for notes receivable	—	(9.1)
Proceeds from deposit for investment distribution	—	35.0
Other	6.4	—
Net cash used in investing activities	(79.5)	(56.9)
Cash flows from financing activities:
Principal payments on long-term debt	(1.2)	(1.6)
Proceeds from long-term debt	4.2	—
Change in ordinary shares	(0.3)	(1.0)
Net proceeds on short-term borrowings	2.6	7.0
Advanced payments	30.1	—
Other	(0.1)	—
Net cash provided by financing activities	35.3	4.4
Effect of exchange rate changes on cash and cash equivalents	1.3	(1.4)
Net (decrease) increase in cash and cash equivalents	(5.2)	2.6
Cash and cash equivalents at beginning of period	83.5	88.2
Cash and cash equivalents at end of period	$78.3	$90.8
Supplemental disclosures of cash flow information:
Interest paid, net of amount capitalized	$10.5	$8.4
Income taxes paid, net	$12.2	$9.8
Supplemental schedule of non-cash investing and financing activities:
Accounts payable (relieved) incurred for acquisition of fixed assets	$(0.1)	$0.3
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Condensed Consolidated Statement of Equity
(Unaudited)

	Ordinary Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total SunEdison Semiconductor Limited Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
In millions
Balance at December 31, 2015	42.0	$957.2	$(215.4)	$(204.9)	$536.9	$1.2	$538.1
Net loss	—	—	(191.0)	—	(191.0)	—	(191.0)
Stock plans, net	0.4	11.4	—	—	11.4	—	11.4
Other comprehensive loss	—	—	—	53.8	53.8	—	53.8
Balance at September 30, 2016	42.4	$968.6	$(406.4)	$(151.1)	$411.1	$1.2	$412.3
See accompanying notes to the condensed consolidated financial statements.

SunEdison Semiconductor Limited and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison Semiconductor Limited and subsidiaries (“SunEdison Semiconductor”, "SSL", the "Company”, “we”, “us”, and “our”) have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") and, in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary for the fair presentation of our financial position and results of operations and cash flows for the periods presented. We have presented our unaudited financial statements in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") applicable to interim financial reporting. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations. Results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, which contains SunEdison Semiconductor's audited financial statements for such year.
As of and after the closing of the secondary offering on July 1, 2015, in which SunEdison, Inc. ("SunEdison") sold all of its shares in the Company, transactions with SunEdison are no longer considered related party transactions. Historical affiliate amounts and transactions are shown on the condensed consolidated financial statements for the nine months ended September 30, 2015.

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

Accounting Standards Updates
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), in May 2014, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard, as amended, is effective for us on January 1, 2018. Early application is permitted for fiscal years beginning after December 15, 2016 and interim periods within those years. The standard permits the use of either the retrospective or cumulative effect transition method. We are in the process of performing an assessment but have not determined which transition method we will adopt, but do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption of ASU 2014-09.
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
The FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which amends Topic 230 to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. The new standard is effective for us on January 1, 2018, with early adoption permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied using a retrospective transition method to each period presented. We have not fully evaluated the impact of this standard, but do not anticipate it will have a material impact on our consolidated financial statements and related disclosures.
The FASB issued ASU No. 2016-16, Accounting for Income Taxes (Topic 740): Intra-Entity Asset Transfers of Assets Other than Inventory, which eliminates the exception that the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The new standard is effective for us on January 1, 2018, with early adoption permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. We have not fully evaluated the impact of this standard, but do not anticipate it will have a material impact on our consolidated financial statements and related disclosures.

2. IMPLEMENTATION AGREEMENT

We entered into an Implementation Agreement (the "Implementation Agreement") with GlobalWafers Co., Ltd. ("Globe") and GWafers Singapore Pte. Ltd. ("Acquiror") on August 17, 2016, that provides for the acquisition by the Acquiror of all issued and outstanding ordinary shares of the Company (other than those held by Globe, Acquiror, or their respective subsidiaries) (the "Transaction") for $12.00 per share in cash (the "Transaction Price"). The Transaction will be structured as a Scheme of Arrangement under Singapore law, and is subject to the terms and conditions contained in the Implementation Agreement, including approval of the Company's shareholders. Globe has the right, however, subject to the prior written consent of the Company and required clearance from the Securities Industry Council of Singapore, to elect to effect the Transaction by way of a tender offer pursuant to the terms and conditions set forth in the Implementation Agreement.
The Implementation Agreement provides for cash payments in respect of equity securities in the form of options and RSUs which were previously granted by the Company to its employees and directors under the Company's equity incentive plans. At the effective time of the Transaction, (i) each unexercised and outstanding option to acquire Company ordinary shares will be deemed fully vested and be converted into the right to receive cash equal to the excess, if any, of the Transaction Price per share over the exercise price per share for each such option, and (ii) each issued and outstanding RSU will vest and be converted into the right to receive cash equal to the Transaction Price per ordinary share covered by such RSUs, in each case with such amounts to be paid less any required withholding taxes. Performance-vesting RSUs will be deemed to vest at 100% of target level.
The Transaction is subject to the approval of SunEdison Semiconductor shareholders to be held on November 7, 2016, customary regulatory approvals, and the approval of the Singapore Court. We expect the Transaction to close before the end of 2016.

3. RESTRUCTURING ACTIVITIES

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
Details of the 2016 expenses, cash payments, and expected costs incurred related to the 2015 Ipoh Plan are set out in the following table:

						As of September 30, 2016
In millions	Accrued December 31, 2015	Year-to-date Restructuring Charges	Cash Payments	Currency	Accrued September 30, 2016	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2015 Ipoh Plan
Severance and employee benefits	$2.9	$2.2	$(1.6)	$(0.2)	$3.3	$5.3	$5.3
Contract termination	—	—	—	—	—	—	0.6
Other	—	0.4	(0.4)	—	—	0.4	7.7
Total	$2.9	$2.6	$(2.0)	$(0.2)	$3.3	$5.7	$13.6
The decision to close the Ipoh facility triggered an interim impairment analysis, resulting in the recording of $56.7 million of long-lived asset impairment charges for the three and nine months ended September 30, 2015. The impairment charges included $36.9 million related to buildings, $16.0 million related to machinery and equipment, and $3.8 million related to our inventory of supplies and spare parts for machinery and equipment. These charges are recognized as long-lived asset impairment charges in our condensed consolidated statements of operations. Impairment charges were measured based on the amount by which the carrying value of these assets exceeded their estimated fair value after consideration of their future cash flows using management's assumptions and an independent valuation report for the buildings (Level 3 assumptions).

2014 Consolidation of Crystal and Other Activities
We announced a plan to consolidate our crystal operations during the first quarter of 2014. The consolidation includes transitioning small diameter crystal activities from our St. Peters, Missouri facility to our other crystal facilities in South Korea, Taiwan, and Italy. The consolidation of crystal activities affected approximately 120 employees in St. Peters. No restructuring charges were recorded for the three months ended September 30, 2016 while $1.0 million of net restructuring charges were recorded for the nine months ended September 30, 2016, compared to net restructuring reversals of $1.5 million and $0.9 million for the three and nine months ended September 30, 2015, respectively. These amounts are included within restructuring charges (reversals) in the condensed consolidated statements of operations. We also recorded long-lived asset impairment charges of $1.3 million for the nine months ended September 30, 2015 related to the consolidation of the Semiconductor crystal operations.
We initiated the termination of certain personnel as part of a workforce restructuring plan on December 18, 2014. The plan was designed to realign our workforce, improve profitability, and support new growth opportunities. The plan resulted in a total reduction of approximately 120 employees, a majority of which were employed outside of the U.S. This plan was substantially complete as of December 31, 2015. We recorded immaterial restructuring charges for the three and nine months ended September 30, 2016 and $0.2 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, in connection with this workforce restructuring.

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
Details of the 2016 expenses, cash payments, and expected costs incurred related to the 2011 Global Plan are set out in the following table:

							As of September 30, 2016
In millions	Accrued December 31, 2015	Year-to-date Restructuring (Reversals) Charges	Cash Payments	Non-Cash Settlements	Currency	Accrued September 30, 2016	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and employee benefits	$0.7	$—	$—	$—	$—	$0.7	$22.9	$22.9
Contract termination	—	—	—	—	—	—	106.5	106.5
Other	8.1	(0.2)	(0.2)	(5.2)	0.1	2.6	36.6	36.6
Total	$8.8	$(0.2)	$(0.2)	$(5.2)	$0.1	$3.3	$166.0	$166.0
We were notified by the buyer of our Merano, Italy polysilicon and chlorosilane facilities that it was experiencing a severe liquidity crisis during the second quarter of 2016, which led to the stoppage of operations at these facilities. This deterioration in liquidity and the resulting halt in operations are indicators of asset impairment. We accounted for the original sale of these facilities under the deposit method of real estate accounting, which resulted in the assets acquired and liabilities assumed by the buyer being recorded on our consolidated balance sheets, and which requires us to test for impairment whenever events or changes in circumstances indicate that the carrying value of these net assets may not be recoverable. As a result of this impairment analysis, we recorded $14.7 million of non-cash charges to write these net assets down to their estimated fair value, which was determined to be zero at June 30, 2016. These charges consist of the remaining assets of $19.9 million, primarily land, property, plant, and equipment, offset by $5.2 million of liabilities related to restructuring accruals transferred to the buyer as part of the sale of these facilities. These charges were recognized as long-lived asset impairment charges in our consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of these net assets exceeded their estimated fair value after consideration of their future cash flows using management's assumptions (Level 3).

4. INVENTORIES

Inventories consist of the following:

	As of September 30, 2016	As of December 31, 2015
In millions
Raw materials and supplies	$34.8	$33.3
Goods in process	39.7	43.6
Finished goods	40.6	32.4
Total inventories	$115.1	$109.3

5. EQUITY METHOD INVESTMENT

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
On May 3, 2016, SMP filed an application for rehabilitation under Korean law, which is similar to a reorganization under U.S. bankruptcy law, due to liquidity issues. The uncertainties resulting from this filing and the filing by SMP’s largest shareholder and customer, SunEdison, for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Southern District of New York on April 21, 2016, triggered an interim impairment analysis, resulting in the recording of an $86.9 million other-than-temporary impairment charge, net of tax, for the three months ended March 31, 2016 and nine months ended September 30, 2016. This impairment loss is recorded in equity in loss of equity method investments in our consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of this investment exceeded its estimated fair value based on management's Level 3 assumptions. As a result of this impairment, our investment in SMP recorded on our balance sheet as of September 30, 2016 is zero.
We have lost significant influence over the operating and financial decisions of SMP as a result of the legal process related to SMP’s rehabilitation application filing, which was approved on June 13, 2016 by the Korean bankruptcy court. Most operational and financial decisions are now under the purview of the Korean bankruptcy court. This loss of significant influence resulted in our changing the accounting for our investment in SMP from the equity method to the cost method in accordance with U.S. GAAP. This change to cost method accounting resulted in the recognition of the remaining $11.0 million of accumulated currency translation losses related to this investment which is recorded in our consolidated statement of operations for the three months ended June 30, 2016 and nine months ended September 30, 2016 as equity in loss of equity method investments.

6. REFUNDABLE CUSTOMER DEPOSITS

We entered into an agreement on October 29, 2015 with a customer who agreed to make a prepayment (the "Deposit") to us of up to approximately $40 million as payment in advance for the purchase of wafers. The Deposit is to be made in three separate installments, with our use of the cash restricted to the enhancement of manufacturing capabilities at one of our facilities. As of December 31, 2015, none of the agreed-upon Deposit had been received. By June 30, 2016, we had received all installments of this refundable customer deposit which is recorded as a long-term liability on our consolidated balance sheet. We have used approximately $30 million of the Deposit to fund our capital expenditures, with the remainder recorded as restricted cash within other long term assets on our consolidated balance sheet. The customer will recover the Deposit by making 36 consecutive monthly deductions against accounts receivable due to the Company, or by repayments in cash by the Company, beginning January 31, 2018 and ending December 31, 2020. That portion of the Deposit for which the restricted purpose has been met is reflected in the financing activities section of the statements of cash flows. The repayment of the Deposit to the customer is secured by a surety bond guaranteeing 100% of the Deposit. The surety bond and the agreements related to the Deposit are excluded from covenant calculations in our senior secured credit facility discussed in Note 7 below.

7. DEBT

Debt outstanding consists of the following:

	As of September 30, 2016			As of December 31, 2015
	Total Principal	Current Portion	Long-Term	Total Principal	Current Portion	Long-Term
In millions
Long-term debt	$205.9	$11.7	$194.2	$198.6	$6.7	$191.9

Senior Secured Credit Facility
The Company and its direct subsidiary, SunEdison Semiconductor B.V. ("SSBV" or the “Borrower”), entered into a credit agreement on May 27, 2014, which was subsequently amended on December 29, 2015 as discussed below ("Amendment of and Prepayment under Credit Agreement"), with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lenders party thereto (the “Credit Facility”). The Credit Facility provided for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain, under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of September 30, 2016, but $8.0 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility was originally to be repaid in quarterly installments of $525,000 beginning September 30, 2014, with the remaining balance paid at maturity. The principal repayment schedule was adjusted after the prepayment discussed below.
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

Borrowings under the Credit Facility bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. The eurocurrency base rate for the Term Facility shall at no time be less than 1.00% per annum. Interest is paid quarterly in arrears, and at the maturity date of each facility for loans bearing interest with reference to the base rate. Interest is paid on the last day of selected interest periods (which will be one, three, and six months), and at the maturity date of each facility for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum is payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances. As of September 30, 2016, the interest rate on the Credit Facility was 6.50%.
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for quarters ending after September 30, 2015. Pursuant to the Credit Facility, a change of control (as defined in the Credit Facility) constitutes an event of default. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30 million. We were in compliance with all covenants of the Credit Facility as of September 30, 2016.

MKC Financing
Effective December 30, 2015, MEMC Korea Company, Ltd. ("MKC") entered into term loan agreements for an aggregate principal amount of 50 billion South Korean Won ("KRW") with three banks as follows (the "MKC Financing"): (i) Shinhan Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.10% (the "Shinhan Term Loan"), (ii) Hana Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.13% (the "Hana Term Loan"), and (iii) Korea Development Bank - term loan with a principal amount of KRW 10 billion at an interest rate of the average 91-day CD rate plus 2.18% (the "KDB Term Loan" and, together with the Shinhan Term Loan and the Hana Term Loan, collectively, the "Korean Term Loans"). As of December 31, 2015, KRW 5 billion of the KDB Term Loan remained unfunded, but was funded in January 2016. As of September 30, 2016, the weighted average interest rate on the Korean Term Loans was approximately 3.50%.
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

Other Financing Arrangements
In addition to the borrowing capacity under the $40 million Revolving Facility, we have other committed financing arrangements totaling $28.9 million at September 30, 2016. There was $9.5 million in short-term borrowings outstanding under these committed financing arrangements as of September 30, 2016 that bear variable interest rates of between 1% to 3%. In addition to the $9.5 million outstanding, $7.8 million was unavailable because it relates to the issuance of third party letters of credit and bank guarantees, which are excluded from the definition of indebtedness under the Credit Facility. Interest rates are negotiated at the time of the borrowings.
The estimated fair value of our debt was $213.9 million and $203.5 million as of September 30, 2016 and December 31, 2015, respectively. The fair value of this debt is estimated using a discounted cash flow model (Level 2 assumptions) with consideration for our non-performance risk (Level 3 assumptions).

8. SHAREHOLDERS' EQUITY

Ordinary Shares
Effective concurrently with the secondary public offering of our shares by SunEdison on January 20, 2015, the Company and SunEdison agreed to replace 25% of the equity-based compensation awards relating to SunEdison stock that were unvested and held by our employees (including our non-US employees, subject to applicable local laws) with adjusted stock options and restricted stock units ("RSUs"), as applicable, for the Company’s ordinary shares, each of which generally preserves the value of the original awards. SunEdison agreed to maintain the balance of the awards (75%). The Company issued options to purchase an aggregate of 442,790 ordinary shares with a weighted-average exercise price of $5.19 per share and an aggregate of 170,115 RSUs, in each case based on applicable SunEdison equity awards outstanding, and the Company’s and SunEdison’s share prices, as of market close on January 20, 2015. Each of the foregoing replacement awards was issued pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan. The remaining 75% of the unvested SunEdison options and RSUs, as well as all vested SunEdison options, continue to vest in accordance with their terms, with employment by us to be deemed employment by SunEdison. We have included the stock-based compensation expense related to these awards granted to our employees in our condensed consolidated financial statements.

Stock-Based Compensation
We have equity incentive plans that provide for the award of non-qualified stock options, performance shares, and RSUs to employees and non-employee directors. There were 3.5 million shares remaining available for future grant under these plans as of September 30, 2016.
The following table presents information regarding outstanding stock options as of September 30, 2016, and related changes during the nine months ended September 30, 2016:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	2,932,614	$15.83
Granted	1,560,550	6.27
Exercised	(18,176)	4.03
Forfeited	(286,133)	13.76
Expired	—	—
Outstanding at September 30, 2016	4,188,855	$12.46	$9.5	8.3
Options exercisable at September 30, 2016	1,323,790	$13.91	$2.0	7.0
The weighted-average fair value of stock options on the date of grant was $2.54 for the nine months ended September 30, 2016.

The following table presents information regarding outstanding RSUs as of September 30, 2016, and related changes during the nine months ended September 30, 2016:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life (in years)
Outstanding at December 31, 2015	1,814,957
Granted	1,132,613
Converted	(469,117)
Forfeited	(151,981)
Outstanding at September 30, 2016	2,326,472	$26.5	1.6
The weighted-average fair value of RSUs on the date of grant was $6.28 for the nine months ended September 30, 2016.
Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
In millions
Cost of goods sold	$1.1	$1.1	$3.3	$3.1
Marketing and administration	1.9	2.1	6.3	5.4
Research and development	0.7	0.9	2.1	2.6
Stock-based employee compensation	$3.7	$4.1	$11.7	$11.1
The amount of stock-based compensation cost capitalized into inventory and fixed assets was not material for the three and nine months ended September 30, 2016 and 2015. Further, the recognition of excess tax benefits from share-based payment arrangements was not material for the three and nine months ended September 30, 2016 and 2015.

9. LOSS PER SHARE

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
Basic and diluted loss per share for the three month periods ended September 30, 2016 and 2015 was calculated as follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(25.4)	$(25.4)	$(80.8)	$(80.8)

Denominator:
Weighted-average shares outstanding	42.4	42.4	41.9	41.9
Loss per share	$(0.60)	$(0.60)	$(1.93)	$(1.93)

Basic and diluted loss per share for the nine month periods ended September 30, 2016 and 2015 was calculated as follows:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
Numerator:
Net loss	$(191.0)	$(191.0)	$(105.6)	$(105.6)

Denominator:
Weighted-average shares outstanding	42.1	42.1	41.7	41.7
Loss per share	$(4.54)	$(4.54)	$(2.53)	$(2.53)
The computations for diluted loss per share for the three and nine months ended September 30, 2016 exclude options to purchase approximately 4.2 million shares and 2.3 million RSUs, respectively, because the effect would have been anti-dilutive. The computations for diluted loss per share for the three and nine months ended September 30, 2015 exclude options to purchase approximately 3.0 million shares and 1.9 million RSUs, respectively, because the effect would have been anti-dilutive.

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

Comprehensive loss represents a measure of all changes in equity that result from recognized transactions and economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes adjustments related to currency translation and pension and post-employment liabilities.
The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015
Currency translation adjustments
Beginning balance	$(114.0)	$(143.1)	$(154.7)	$(116.5)
Other comprehensive income (loss) before reclassifications	11.9	(13.1)	34.4	(39.7)
Amounts reclassified from accumulated other comprehensive loss	—	—	18.2	—
Net other comprehensive income (loss)	11.9	(13.1)	52.6	(39.7)
Balance at September 30	$(102.1)	$(156.2)	$(102.1)	$(156.2)

Pension and post-employment liabilities
Beginning balance	$(49.4)	$(57.1)	$(50.2)	$(57.6)
Other comprehensive loss before reclassifications	—	0.2	—	(0.3)
Amounts reclassified from accumulated other comprehensive loss	0.4	5.3	1.2	6.3
Net other comprehensive income	0.4	5.5	1.2	6.0
Balance at September 30	$(49.0)	$(51.6)	$(49.0)	$(51.6)

Accumulated other comprehensive loss at September 30	$(151.1)	$(207.8)	$(151.1)	$(207.8)

The following table presents reclassifications from accumulated other comprehensive loss and the affected line in the condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2016	2015	2016	2015	Condensed Consolidated Statement of Operations
Currency translation loss on SMP investment due to change to cost method accounting	$—	$—	$(11.0)	$—	Equity in loss of equity method investments, net of tax
Currency translation loss on partial sale of SMP investment	—	—	(7.2)	—	Other, net
Amortization of net actuarial loss and prior service cost	(0.4)	(0.5)	(1.2)	(1.5)	Marketing and administration
Pension settlement charge	—	(2.0)	—	(2.0)	Cost of goods sold
Pension settlement charge	—	(1.7)	—	(1.7)	Marketing and administration
Pension settlement charge	—	(1.1)	—	(1.1)	Research and development
	$(0.4)	$(5.3)	$(19.4)	$(6.3)

11. DERIVATIVES AND HEDGING INSTRUMENTS

SunEdison Semiconductor's derivatives and hedging activities consist of:

		Assets (Liabilities) at Fair Value
In millions	Balance Sheet Classification	As of September 30, 2016		As of December 31, 2015
Derivatives not designated as hedging:
Currency forward contracts (1)	Prepaid and other current assets	$1.1		$0.5
Currency forward contracts (1)	Accrued liabilities	$(0.1)		$(0.6)
(1) Currency forward contracts are recorded on the condensed consolidated balance sheet at fair value using Level 1 inputs.

		Gains (Losses)
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Classification	2016	2015	2016	2015
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$(4.7)	$(3.8)	$3.7	$(3.9)
We utilize currency forward contracts to mitigate the financial market risks of fluctuations in currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on non-U.S. currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to the Company. A substantial portion of our revenue and capital spending is transacted in the U.S. dollar. However, we do enter into transactions in other currencies, primarily the South Korean won, new Taiwan dollar, Japanese yen, euro, and Malaysian ringgit. We have established transaction-based hedging programs to protect against reductions in value and volatility of future cash flows caused by changes in currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements. We may have outstanding contracts with several major financial institutions for these hedging transactions at any point in time. Our maximum risk of credit loss is limited to any gain on our outstanding contracts with these institutions. These currency forward contracts had net notional amounts of $139.2 million and $115.7 million as of September 30, 2016 and December 31, 2015, respectively, and are accounted for as economic hedges, for which hedge accounting is not applied.

12. CONTINGENCIES

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

13. INCOME TAXES

We record income tax expense (benefit) each quarter based on our best estimate of the full year effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income (loss) recorded in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment, and the tax effects of those items are reported in the quarter that such events arise. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates, and the expiration of statutes of limitations.
Deferred income taxes arise primarily because of differences in the bases of assets or liabilities between financial accounting and tax accounting which are known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items for which we receive a tax deduction, but have not yet been recorded in the condensed consolidated statement of operations). We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future taxable income (losses), and the expected timing of the reversals of existing temporary differences. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. Our total deferred tax assets, net of valuation allowances, as of September 30, 2016 and December 31, 2015, were $29.9 million and $30.3 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets that have not been offset by a valuation allowance at September 30, 2016.
We believe our tax positions are in compliance with applicable tax laws and regulations. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Uncertain tax benefits, including accrued interest and penalties, are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next 12 months. The accrual of interest begins in the first reporting period that interest would begin to accrue under the applicable tax law. Penalties, when applicable, are accrued in the financial reporting period in which the uncertain tax position is taken on a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense, which is consistent with our historical policy. We believe that our accrued income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income (loss), and cash flows. We review our accrued tax liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices between our subsidiaries, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed. The income tax expense related to uncertain tax positions for the nine month period ended September 30, 2016 was $1.1 million, which included an increase to the reserve for uncertain tax positions of $0.6 million related to the potential loss of treaty benefits for withholding tax on intercompany transactions and an increase of $0.6 million related to the expected closure of an ongoing tax authority examination. These increases were offset by a favorable reduction of $0.1 million related to the closure of a foreign tax examination. The accrual for uncertain tax positions as of September 30, 2016 and December 31, 2015 was $6.7 million and $5.6 million, respectively.

We are domiciled in Singapore. Management reviewed its repatriation policy during 2016 with respect to our planned legal structure. Recognition of Singapore or local withholding taxes on undistributed non-Singapore earnings would be triggered by a management decision to repatriate those earnings. During the first quarter of 2016, management concluded that the undistributed earnings of one wholly-owned non-Singapore subsidiary would be distributed in the foreseeable future. These earnings were previously considered permanently reinvested in the business and we have recognized the tax impacts related to this decision as a discrete tax expense of $1.2 million through the third quarter 2016. There is no current intention to repatriate the earnings of any other non-Singapore subsidiaries. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our worldwide subsidiaries and operations, and after concluding that such remittances can be done in a tax-efficient manner. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. However, we currently believe that any additional repatriation tax effects would have minimal impact on future cash flows. Of our cash and cash equivalents as of September 30, 2016, $53.1 million was held by our non-Singapore subsidiaries, a portion of which may be subject to repatriation tax effects.

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

EXECUTIVE OVERVIEW

The semiconductor wafer market remained competitive in the third quarter of 2016, resulting in continued downward pressure on pricing, compared to the same period of 2015. This negatively impacted our net sales and gross profit for the quarter.
Management continued to execute on its strategic plan to improve our performance and meet the competitive demands of the semiconductor industry during the third quarter of 2016. This included our continued execution of the July 30, 2015 decision by the Board of Directors to close our Ipoh, Malaysia facility ("2015 Ipoh Plan"), which produces 200 millimeter ("mm") semiconductor wafers. The purpose of the Ipoh plant closure is to consolidate the Company’s manufacturing footprint and is consistent with our continued efforts to improve operational efficiencies, maximize capacity utilization across the Company's geographic platforms, and lower costs.
Our business strategy targets the most significant opportunities and challenges we face, including:

•	Continued sales growth in higher margin products, such as silicon-on-insulator ("SOI") wafers,

•	Achieving price increases, and

•	Driving to meet target margins.
On August 17, 2016, we entered into an Implementation Agreement (the "Implementation Agreement") with GlobalWafers Co., Ltd. ("Globe") and GWafers Singapore Pte. Ltd. ("Acquiror"), that provides for the acquisition by the Acquiror of all issued and outstanding ordinary shares of the Company (other than those held by Globe, Acquiror, or their respective subsidiaries) (the "Transaction") for $12.00 per share in cash. The Transaction will be structured as a Scheme of Arrangement under Singapore law, and is subject to the terms and conditions contained in the Implementation Agreement, including approval of the Company's shareholders. Globe has the right, however, subject to the prior written consent of the Company and required clearance from the Securities Industry Council of Singapore, to elect to effect the Transaction by way of a tender offer pursuant to the terms and conditions set forth in the Implementation Agreement. The Transaction is subject to the approval of SunEdison Semiconductor shareholders, customary regulatory approvals, and the approval of the Singapore Court. We expect the Transaction to close before the end of 2016.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016, Compared to the Three Months Ended September 30, 2015

Net Sales

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Net sales to non-affiliates	$192.5	$189.0	$3.5	1.9%
Net sales to affiliates	—	—	—	n/m
Net sales	$192.5	$189.0	$3.5	1.9%
Net sales increased for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to higher semiconductor wafer volumes which more than offset the decline in wafer average selling prices. The volume increased due to improved demand amid industry softness.

Gross Profit

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Cost of goods sold	$175.7	$167.7	$8.0	4.8%
Gross profit	$16.8	$21.3	$(4.5)	(21.1)%
Gross margin (gross profit as a percentage of net sales)	8.7%	11.3%
Gross profit decreased for the three months ended September 30, 2016, compared to the same period in 2015. The decrease was primarily the result of lower average selling prices for our wafers and higher cost of goods sold. Included in the prior year cost of goods sold is a pension settlement charge related to our US pension plan of $2.0 million that did not recur in the current period.

Marketing and Administration

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Marketing and administration	$22.9	$21.1	$1.8	8.5%
As a percentage of net sales	11.9%	11.2%
Marketing and administration expense increased for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to expenses incurred during the quarter related to the Transaction entered into on August 17, 2016, consisting mainly of legal and administration expenses related to these activities. This increase more than exceeded a prior year pension settlement charge related to our US pension plan that negatively impacted our marketing and administration expense by $1.7 million that did not recur in the current period.

Research and Development

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Research and development	$6.7	$8.4	$(1.7)	(20.2)%
As a percentage of net sales	3.5%	4.4%
Research and development ("R&D") expense decreased for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to a prior year pension settlement charge related to our US pension plan that negatively impacted our overhead expense by $1.1 million that did not recur in the current period and lower stock compensation cost.

Restructuring Charges

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Restructuring charges	$0.8	$3.9	$(3.1)	(79.5)%
We recorded restructuring charges for the three months ended September 30, 2016, including $1.0 million of severance and other restructuring expenses related to the 2015 Ipoh Plan and $0.2 million of net favorable revisions to our estimated liabilities for other restructuring activities.
We recorded restructuring charges for the three months ended September 30, 2015 due to $2.3 million of severance charges related to the 2015 Ipoh Plan announced in August 2015, and $1.6 million of net unfavorable revisions to our estimated liabilities for other restructuring activities.

Long-Lived Asset Impairment Charges

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Long-lived asset impairment charges	$1.4	$56.7	$(55.3)	n/m
We recorded $1.4 million in long-lived asset impairment charges for the three months ended September 30, 2016 related primarily to the 2015 Ipoh Plan, as the carrying value of certain assets exceeded their estimated fair value.
The July 30, 2015 decision to close the Ipoh manufacturing facility triggered an interim impairment analysis. As a result of the impairment analysis, we recorded $56.7 million of long-lived asset impairment charges for the three months ended September 30, 2015 to write the assets at the Ipoh facility down to their estimated fair value.

Non-Operating Expenses (Income)

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Interest expense	$3.2	$3.6	$(0.4)	(11.1)%
Interest income	(0.1)	(0.1)	—	—%
Other, net	3.9	0.3	3.6	1,200.0%
Total non-operating expenses	$7.0	$3.8	$3.2	84.2%
Non-operating expenses increased for the three months ended September 30, 2016, compared to the same period of 2015, primarily due to higher currency exchange losses associated with the re-measurement of intra-company balances and derivative currency forward contracts, all of which are recorded in other, net.

Income Taxes

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Income tax expense	$3.4	$7.8	$(4.4)	(56.4)%
Effective income tax rate	15.5%	10.7%
Income tax expense decreased for the three months ended September 30, 2016, compared to the same period of 2015, primarily due to a change in the geographical mix of earnings from current operations.

Equity in Loss of Equity Method Investments, Net of Tax

	For the Three Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Equity in loss of equity method investments, net of tax	$—	$(0.4)	$0.4	(100.0)%
No equity in loss of equity method investments, net of tax, was recorded for the three months ended September 30, 2016, because our investment in SMP, LTD. ("SMP") was fully impaired in the second quarter of 2016.
Our equity in loss of equity method investments was $0.4 million for the same period last year, and related to losses incurred by SMP as it ramped production during the third quarter of 2015.

Nine Months Ended September 30, 2016, Compared to the Nine Months Ended September 30, 2015

Net Sales

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Net sales to non-affiliates	$565.7	$595.0	$(29.3)	(4.9)%
Net sales to affiliates	—	0.8	(0.8)	(100.0)%
Net sales	$565.7	$595.8	$(30.1)	(5.1)%
Net sales to non-affiliates decreased for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to lower semiconductor wafer prices. The price decreases were the result of continuing competitive pressures in the semiconductor industry. Average selling price decreases occurred primarily in 300mm semiconductor wafers.

Gross Profit

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Cost of goods sold	$516.4	$533.8	$(17.4)	(3.3)%
Gross profit	$49.3	$62.0	$(12.7)	(20.5)%
Gross margin (gross profit as a percentage of net sales)	8.7%	10.4%
Gross profit decreased for the nine months ended September 30, 2016, compared to the same period in 2015. The decrease was primarily the result of lower average selling prices for our wafers, only partially offset by lower raw materials cost and continued manufacturing cost reductions. Included in the prior year cost of goods sold is a pension settlement charge related to our US pension plan of $2.0 million that did not recur in the current period.

Marketing and Administration

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Marketing and administration	$63.5	$63.0	$0.5	0.8%
As a percentage of net sales	11.2%	10.6%
Marketing and administration expenses increased for the nine months ended September 30, 2016, compared to the same period in 2015, primarily as a result of expenses incurred during the year related to our ongoing evaluation of strategic alternatives and the Transaction entered into on August 17, 2016, consisting mainly of legal and administration expenses. This increase more than exceeded a prior year pension settlement charge related to our US pension plan that negatively impacted our marketing and administration expense by $1.7 million that did not recur in the current period.

Research and Development

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Research and development	$20.0	$23.8	$(3.8)	(16.0)%
As a percentage of net sales	3.5%	4.0%
R&D expenses decreased for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to the consolidation of our semiconductor crystal operations, a prior year pension settlement charge related to our US pension plan that negatively impacted our overhead expense by $1.1 million that did not recur in the current period, and lower stock compensation cost. Consolidating our crystal operations allowed us to localize our R&D efforts, which has resulted in greater efficiencies.

Restructuring Charges

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Restructuring charges	$3.4	$3.7	$(0.3)	(8.1)%
We recorded restructuring charges for the nine months ended September 30, 2016, including $2.6 million of severance and other restructuring expenses related to the 2015 Ipoh Plan and $0.8 million of net unfavorable revisions to our estimated liabilities for other restructuring activities.
We recorded restructuring reversals for the nine months ended September 30, 2015 due to $2.3 million of severance charges related to the 2015 Ipoh Plan announced in August 2015, and $1.4 million of net unfavorable revisions to our estimated liabilities for other restructuring activities.

Long-Lived Asset Impairment Charges

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Long-lived asset impairment charges	$16.1	$58.0	$(41.9)	n/m
We were notified by the buyer of our Merano, Italy polysilicon and chlorosilane facilities that it was experiencing a severe liquidity crisis during the second quarter of 2016, which led to the stoppage of operations at these facilities. This deterioration in liquidity and the resulting halt in operations are indicators of asset impairment. We accounted for the original sale of these facilities under the deposit method of real estate accounting, which resulted in the assets acquired and liabilities assumed by the buyer being recorded on our consolidated balance sheets, and which requires us to test for impairment whenever events or changes in circumstances indicate that the carrying value of these net assets may not be recoverable. As a result of this impairment analysis, we recorded $14.7 million of non-cash charges to write these net assets down to their estimated fair value, which was determined to be zero at June 30, 2016. We also recorded $1.4 million in long-lived asset impairment charges for the three months ended September 30, 2016 related primarily to the 2015 Ipoh Plan, as the carrying value of certain assets exceeded their estimated fair value.
The July 30, 2015 decision to close the Ipoh facility triggered an interim impairment analysis. As a result of the impairment analysis, we recorded $56.7 million of long-lived asset impairment charges for the nine months ended September 30, 2015 to write the assets at the Ipoh facility down to their estimated fair value. We also recorded $1.3 million in long-lived asset impairments for the nine months ended September 30, 2015 related to the 2014 semiconductor crystal consolidation, as the carrying value of certain assets exceeded their estimated fair value.

Non-Operating Expenses (Income)

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Interest expense	$10.6	$10.7	$(0.1)	(0.9)%
Interest income	(0.3)	(0.3)	—	—%
Other, net	13.6	(8.9)	22.5	(252.8)%
Total non-operating expenses	$23.9	$1.5	$22.4	1,493.3%
Non-operating expenses increased for the nine months ended September 30, 2016, compared to the same period of 2015, primarily due to higher currency exchange losses associated with the re-measurement of intra-company balances and derivative currency forward contracts, as well as a loss on the partial sale of our SMP investment of $6.1 million, all of which are recorded in other, net.

Income Taxes

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Income tax expense	$16.2	$16.2	$—	—%
Effective income tax rate	20.9%	18.4%
Income tax expense for the nine months ended September 30, 2016 was unchanged from the nine months ended September 30, 2015. For 2016, we recognized an increase in the reserve for uncertain tax positions of $1.1 million, and our decision to distribute the earnings of one wholly owned non-Singapore subsidiary required us to recognize $1.2 million as a discrete tax expense. A discrete tax benefit of $3.6 million was included in the period ended March 31, 2015, which did not recur in 2016. The discrete tax benefit related to a reduction of the reserve for uncertain tax positions due to the closure of a foreign tax examination and new information on positions previously taken.

Equity in Loss of Equity Method Investments, Net of Tax

	For the Nine Months Ended September 30,		Change
	2016	2015	Dollars	Percent
(in millions)
Equity in loss of equity method investments, net of tax	$(97.2)	$(1.4)	$(95.8)	6,842.9%
Equity in loss of equity method investments, net of tax, was $97.2 million for the nine months ended September 30, 2016, primarily due to an $86.9 million other-than-temporary impairment charge related to SMP and the recognition of $11.0 million of accumulated currency translation losses resulting from our change from the equity method of accounting for our investment in SMP to the cost method. The SMP investment is fully impaired as of September 30, 2016. See Note 5.
Our equity in loss of equity method investments was $1.4 million for the same period last year, and related to losses incurred by SMP as it ramped production during the first three quarters of 2015.

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
Cash and cash equivalents as of September 30, 2016 totaled $78.3 million, compared to $83.5 million as of December 31, 2015. Of our cash and cash equivalents as of September 30, 2016, $53.1 million was held by our non-Singapore subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would not have a material impact on our future cash flows.
The table below sets forth our summary cash flow information for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015
(in millions)
Net cash provided by (used in):
Operating activities	$37.7	$56.5
Investing activities	$(79.5)	$(56.9)
Financing activities	$35.3	$4.4

Net Cash Provided by (Used in) Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2016 was $37.7 million, which was attributable in part to our net loss of $191.0 million, adjusted for non-cash items including $97.2 million of equity in loss of equity method investments, net of tax, $83.5 million of depreciation and amortization, $16.1 million of long-lived asset impairment charges, $11.7 million of stock compensation expense, and a $6.1 million loss on the partial sale of our SMP investment. Uses of cash included a $5.3 million increase in accounts receivable, a $3.1 million increase in prepaid and other current assets, and a $1.7 million increase in inventory. We generated cash from a $6.4 million increase in accounts payable and accrued liabilities, and $14.4 million from net changes in other assets and liabilities, which includes foreign currency items related to intercompany transactions.
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

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of $85.9 million of capital expenditures, of which approximately $30 million was funded by a refundable customer deposit (see Note 6). Net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of $82.8 million of capital expenditures. Cash used for investing activities also included $9.1 million in disbursements made for notes receivable related to the sale of the Merano, Italy polysilicon and chlorosilanes facilities that were sold in December 2014. During the third quarter of 2015, we generated cash by entering into a definitive agreement to sell a non-core investment asset for $35.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 included $2.6 million and $4.2 million of net proceeds from short-term borrowings and long-term debt, respectively, offset by $1.2 million in principal payments on long-term debt. We also generated cash of $30.1 million from a refundable customer deposit, which is included in advanced payments on our statement of cash flows. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of $7.0 million of net proceeds from short-term borrowings, offset by $1.6 million in principal payments on long-term debt.

Senior Secured Credit Facility
The Company and its direct subsidiary, SunEdison Semiconductor B.V. ("SSBV" or the “Borrower”), entered into a credit agreement on May 27, 2014, which was subsequently amended on December 29, 2015 as discussed below ("Amendment of and Prepayment under Credit Agreement"), with Goldman Sachs Bank USA, as administrative agent, sole lead arranger, and sole syndication agent, and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lenders party thereto (the “Credit Facility”). The Credit Facility provided for: (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “Term Facility”); and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “Revolving Facility”). The Borrower may obtain, under the Revolving Facility, (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million; and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The Term Facility has a five-year term, ending May 27, 2019, and the Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the Term Facility was drawn on May 27, 2014. No amounts were outstanding under the Revolving Facility as of September 30, 2016, but $8.0 million of third party letters of credit were outstanding which reduced the available borrowing capacity. The principal amount of the Term Facility was originally to be repaid in quarterly installments of $525,000 beginning September 30, 2014, with the remaining balance paid at maturity. The principal repayment schedule was adjusted after the prepayment discussed below.
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
Borrowings under the Credit Facility bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. The eurocurrency base rate for the Term Facility shall at no time be less than 1.00% per annum. Interest is paid quarterly in arrears, and at the maturity date of each facility for loans bearing interest with reference to the base rate. Interest is paid on the last day of selected interest periods (which will be one, three, and six months), and at the maturity date of each facility for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum is payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances. As of September 30, 2016, the interest rate on the Credit Facility was 6.50%.
The Credit Facility contains customary representations, covenants, and events of default typical for credit arrangements of comparable size, including our maintenance of a consolidated leverage ratio of not greater than 2.5 to 1.0 for quarters ending after September 30, 2015. Pursuant to the Credit Facility, a change of control (as defined in the Credit Facility) constitutes an event of default. The Credit Facility also contains customary material adverse effects and cross-default clauses. The cross-default clause is applicable to defaults on other indebtedness in excess of $30 million. We were in compliance with all covenants of the Credit Facility as of September 30, 2016.

MKC Financing
Effective December 30, 2015, MEMC Korea Company, Ltd. ("MKC") entered into term loan agreements for an aggregate principal amount of 50 billion South Korean Won ("KRW") with three banks as follows (the "MKC Financing"): (i) Shinhan Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.10% (the “Shinhan Term Loan”), (ii) Hana Bank - term loan with a principal amount of KRW 20 billion at an interest rate equal to the average 91-day CD rate plus 2.13% (the “Hana Term Loan”), and (iii) Korea Development Bank - term loan with a principal amount of KRW 10 billion at an interest rate of the average 91-day CD rate plus 2.18% (the “KDB Term Loan” and, together with the Shinhan Term Loan and the Hana Term Loan, collectively, the “Korean Term Loans”). As of December 31, 2015, KRW 5 billion of the KDB Term Loan remained unfunded, but was funded in January 2016. As of September 30, 2016, the weighted average interest rate on the Korean Term Loans was 3.50%.

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

Other Financing Arrangements
In addition to the borrowing capacity under the $40 million Revolving Facility, we have other committed financing arrangements totaling $28.9 million at September 30, 2016. There was $9.5 million in short-term borrowings outstanding under these committed financing arrangements as of September 30, 2016 that bear variable interest rates of between 1% to 3%. In addition to the $9.5 million outstanding, $7.8 million was unavailable because it relates to the issuance of third party letters of credit and bank guarantees, which are excluded from the definition of indebtedness under the Credit Facility. Interest rates are negotiated at the time of the borrowings.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements related to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based are forward-looking statements within the meaning of the federal securities laws including, without limitation, our expectation that our liquidity will be sufficient to fund our operations for the next twelve months, our expectation that the ultimate outcome of our legal proceedings, individually and in the aggregate, will not have a material adverse effect on us; our belief that any repatriation tax effects will have minimal impact on our cash flows; our belief that it is more likely than not that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; our expectation that the Transaction with Global Wafers Co., Ltd. will close before the end of 2016; our expectations that ASU No. 2016-02 will have a material impact on our consolidated financial statements and disclosures related to our current operating leases and that ASU No. 2014-09, ASU 2016-07, ASU 2016-13, ASU 2016-15, and ASU 2016-16 will not have a material impact on our consolidated financial statements and related disclosures; and statements concerning the expected timing and amount of charges, including the amount of the cash portion of such charges, that the Company will incur in connection with the closure of its Ipoh, Malaysia facility. These forward-looking statements are identified by the use of terms and phrases such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions, or expectations. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expect.
Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are discussed in Part II Item 1A, "Risk Factors" of this Form 10-Q, and in Part I Item 1A, "Risk Factors" and Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015. Our risk factors also include our ability to meet operational targets included in management's assumptions, our ability to meet customer qualification demands, our ability to meet our customers' production needs at our other facilities, and general market conditions that may be beyond our control.
The forward-looking statements included herein are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to SunEdison Semiconductor's market risks since December 31, 2015. Please refer to “Market Risk” included in Part II Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our Annual Report on Form 10-K for the year ended December 31, 2015. Also see Note 11 to our unaudited condensed consolidated financial statements included herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting
There have been no changes in SunEdison Semiconductor's internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, SunEdison Semiconductor's internal control over financial reporting.

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

The announcement and pendency of our agreement to be acquired by GlobalWafers could have an adverse effect on our business.
On August 17, 2016, we entered into an Implementation Agreement with Globe and Acquiror, pursuant to which Acquiror will acquire all of the issued and outstanding ordinary shares of the Company (other than those held by Globe, Acquiror and their respective subsidiaries) for $12.00 per share in cash (the “Transaction”). The Transaction will be structured as a Scheme of Arrangement under Singapore law. Upon the terms and subject to the conditions set forth in the Implementation Agreement, at the effective time of the Scheme, each ordinary share of the Company issued and outstanding immediately prior to the effective time of the Scheme will be cancelled and automatically converted into the right to receive $12.00 in cash, without interest and subject to any applicable withholding taxes.
Uncertainty about the effect of the proposed Transaction on our employees, suppliers, and customers may have an adverse effect on our business and operations that may be material to our Company. Our employees may experience uncertainty about their roles following the Transaction. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Transaction, which could materially adversely affect our business and operations.
Our suppliers and customers may experience uncertainty associated with the Transaction, including with respect to possible changes to our products and current or future business relationships with us. Uncertainty may cause suppliers or customers to refrain from or change the way they engage in business with us, which could result in an adverse effect on our business, operations, and financial position in a way that could be material to our Company.
Pursuant to the terms of the Implementation Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Scheme becomes effective or the Implementation Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and could otherwise harm our business and operations.

The failure to complete the Transaction with Globe and Acquiror could adversely affect our business.
Completion of the Transaction is subject to several conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way, including the approval of our shareholders, the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. If the Transaction is not completed, the share price of our ordinary shares could drop to the extent that the current market price of our shares reflects an assumption that the Transaction will be completed. In addition, under circumstances specified in the Implementation Agreement, we may be required to pay a termination fee of $19.2 million in the event the Transaction is not consummated. Further, a failure to complete the Transaction may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the Transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our employees, customers, and vendors, could continue or accelerate in the event of a failure to complete the merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transaction, if the merger is not consummated.

We will incur significant costs in connection with the Transaction, whether or not it is consummated.
We will incur substantial expenses related to the Transaction, whether or not it is completed. Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and could adversely affect our stock price.

The recent Chapter 11 bankruptcy filing by SunEdison, Inc. has had immediate implications for our financial results and, depending on claims made and dispositions of those claims in the bankruptcy proceedings, could have a material adverse effect on our business, financial condition, and results of operations.
On April 21, 2016, SunEdison, Inc. ("SunEdison") and certain of its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York. As a consequence of the petition filing, we have recorded an allowance for doubtful receivables in the amount of $2.4 million as of September 30, 2016 related to pre-petition receivables pursuant to our contractual arrangements with SunEdison in accordance with U. S. GAAP. In addition, we do not expect SunEdison to provide any polysilicon to us from any source and are thus sourcing all of our polysilicon from other sources. This may increase our polysilicon costs and related expenses over at least the next two years. The bankruptcy proceedings could also give rise to a risk of litigation by SunEdison or its creditors against us or in which we may become involved. At this time, we cannot ascertain with any certainty the effects of SunEdison’s financial condition on us or our final rights and responsibilities in connection with our contractual relationships with SunEdison. If we are unable to realize the intended benefits to us of our contracts with SunEdison, our business, financial condition, and results of operations could be materially adversely affected.

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
2.1
Implementation Agreement, dated as of August 17, 2016, by and among SunEdison Semiconductor Limited, GlobalWafers Co., Ltd., and GWafers Singapore Pte. Ltd. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 of SunEdison Semiconductor Limited's Current Report on Form 8-K (File no. 001-36460) filed on August 18, 2016).

3.1
"Constitution Memorandum and Articles of Association" of SunEdison Semiconductor Limited (incorporating all amendments up to 21 May 2014) (incorporated by reference to Exhibit 3.1 of SunEdison Semiconductor Limited’s Current Report on Form 8-K (File no. 001-36460) filed on May 28, 2014).

3.2
Notice of Resolution: Special Resolution/Amendment of Constitution, effective August 3, 2016 (incorporated by reference to Exhibit 3.1 of SunEdison Semiconductor Limited's Current Report on Form 8-K (File no. 001-36460) filed on August 25, 2016).

10.1
Limited Consent to Credit Agreement, dated as of August 17, 2016, by and among SunEdison Semiconductor Limited, SunEdison Semiconductor B.V., the SunEdison Semiconductor Limited's subsidiary guarantors party thereto and lenders party thereto (incorporated by reference to Exhibit 10.1 of SunEdison Semiconductor Limited's Current Report on Form 8-K (File no. 001-36460) filed on August 18, 2016).

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

SunEdison Semiconductor Limited

/s/ Jeffrey L. Hall
Date:	November 3, 2016	Name:	Jeffrey L. Hall
		Title:	Executive Vice President Finance & Administration and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
2.1
Implementation Agreement, dated as of August 17, 2016, by and among SunEdison Semiconductor Limited, GlobalWafers Co., Ltd., and GWafers Singapore Pte. Ltd. (Schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 of SunEdison Semiconductor Limited's Current Report on Form 8-K (File no. 001-36460) filed on August 18, 2016).

3.2
Notice of Resolution: Special Resolution/Amendment of Constitution, effective August 3, 2016 (incorporated by reference to Exhibit 3.1 of SunEdison Semiconductor Limited's Current Report on Form 8-K (File no. 001-36460) filed on August 25, 2016).

10.1
Limited Consent to Credit Agreement, dated as of August 17, 2016, by and among SunEdison Semiconductor Limited, SunEdison Semiconductor B.V., the SunEdison Semiconductor Limited's subsidiary guarantors party thereto and lenders party thereto (incorporated by reference to Exhibit 10.1 of SunEdison Semiconductor Limited's Current Report on Form 8-K (File no. 001-36460) filed on August 18, 2016).

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